Form 10-Q
period 2013-06-30
RetailMeNot, Inc.
filed 2013-08-23
CIK 1475274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36005

RETAILMENOT, INC.

(Exact name of registrant as specified in its charter)

Delaware	7389	26-0159761
(State or other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification Number)

301 Congress Avenue, Suite 700

Austin, Texas 78701

(512) 777-2970

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

G. Cotter Cunningham

Chief Executive Officer

301 Congress Avenue, Suite 700

Austin, Texas 78701

(512) 777-2970

(Address, including zip code, and telephone number, including area code, of Agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,399,603 shares of Series 1 Common Stock, $0.001 par value per share, and 6,107,494 shares of Series 2 Common Stock, $0.001 par value per shares as of August 16, 2013.

RETAILMENOT, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

RETAILMENOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of June 30, 2013	Pro Forma as of June 30, 2013	As of December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$114,871	$56,189	$97,142
Accounts receivable (net of allowance for doubtful accounts of $1,075 and $933 at June 30, 2013 and December 31, 2012, respectively)	25,296	25,296	32,315
Prepaids and other current assets, net	4,382	4,382	1,939

Total current assets	144,549	85,867	131,396
Property and equipment, net	5,812	5,812	4,921
Intangible assets, net	73,538	73,538	77,985
Goodwill	152,768	152,768	152,755
Other assets, net	2,615	2,615	3,863

Total assets	$379,282	$320,600	$370,920

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,623	$2,623	$4,640
Accrued compensation and benefits	4,697	4,697	5,906
Accrued expenses and other current liabilities	7,436	7,436	4,794
Income taxes payable	1,774	1,774	1,254
Current maturities of long term debt	16,650	16,650	16,650

Total current liabilities	33,180	33,180	33,244
Deferred tax liability—noncurrent	5,824	5,824	6,631
Long term debt	17,225	17,225	22,275
Other noncurrent liabilities	1,282	1,282	1,116

Total liabilities	57,511	57,511	63,266

Commitments and contingencies
Redeemable convertible preferred stock:
Series B-1: $0.001 par value 9,365,258 shares authorized and 6,993,977 shares issued and outstanding as June 30, 2013 of and December 31, 2012. Liquidation preference of $32,273. No shares issued and outstanding pro forma as of June 30, 2013.	31,917	—	30,841
Series B-2: $0.001 par value 28,946,412 shares authorized and 26,846,339 shares issued and outstanding as of June 30, 2013 and December 31, 2012 . Liquidation preference of $149,779. No shares issued and outstanding pro forma as of June 30, 2013.	148,597	—	143,682
Series B-3: $0.001 par value 3,125,000 shares authorized and 3,053,747 shares issued and outstanding as of June 30, 2013 and December 31, 2012. Liquidation preference of $56,685. No shares issued and outstanding pro forma as of June 30, 2013.	56,609	—	54,636
Series BB-3: $0.001 par value 6,107,495 shares authorized and 6,107,494 shares issued and outstanding as of June 30, 2013 and December 31, 2012. Liquidation preference of $113,370. No shares issued and outstanding pro forma as of June 30, 2013.	113,218	—	109,273
Series B-4: $0.001 par value 966,481 shares authorized and 966,479 shares issued and outstanding as of June 30, 2013 and December 31, 2012. Liquidation preference of $7,660. No shares issued and outstanding pro forma as of June 30, 2013.	7,660	—	7,518
Series B-5: $0.001 par value 1,250,000 shares authorized and 182,425 shares issued and outstanding as of June 30, 2013 and December 31, 2012. Liquidation preference of $3,137. No shares issued and outstanding pro forma as of June 30, 2013.	3,137	—	3,077
Stockholders’ equity (deficit):
Series 1 common stock: $0.001 par value, 58,107,284 shares authorized; 1,538,717 and 947,953 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively; 39,611,684 shares issued and outstanding pro forma as of June 30, 2013.	2	40	1
Series 2 common stock: $0.001 par value, 6,107,495 shares authorized; no shares issued or outstanding as of June 30, 2013 and December 31, 2012, respectively; 6,107,494 shares issued and outstanding pro forma as of June 30, 2013	—	6	—
Additional paid-in capital	13,542	322,092	8,579
Accumulated other comprehensive loss	(3,488)	(3,488)	(543)
Accumulated deficit	(49,423)	(55,561)	(49,410)

Total stockholders’ equity (deficit)	(39,367)	263,089	(41,373)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$379,282	$320,600	$370,920

See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	$43,401	$30,088	$83,962	$59,735
Costs and expenses:
Cost of net revenues	2,872	2,270	5,460	3,977
Product development	6,939	3,093	12,888	5,492
Sales and marketing	14,085	7,136	25,275	13,105
General and administrative	7,303	3,763	12,669	6,798
Amortization of purchased intangible assets	2,787	3,608	5,618	7,022
Other operating expenses	428	233	858	2,195

Total cost and expenses	34,414	20,103	62,768	38,589

Income from operations	8,987	9,985	21,194	21,146
Other income (expense):
Interest expense, net	(605)	(774)	(1,254)	(1,776)
Other income (expense), net	42	25	(22)	34

Income before income taxes	8,424	9,236	19,918	19,404
Provision for income taxes	(3,301)	(3,795)	(7,820)	(7,730)

Net income	$5,123	$5,441	$12,098	$11,674

Preferred stock dividends on participating preferred stock	(6,122)	(6,108)	(12,176)	(12,200)

Total undistributed loss	(999)	(667)	(78)	(526)
Undistributed loss allocated to participating preferred stock	—	—	—	—

Net loss attributable to common stockholders	$(999)	$(667)	$(78)	$(526)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.68)	$(0.81)	$(0.06)	$(0.66)

Weighted average number of common shares used in computing net loss per share:
Basic and diluted	1,466	824	1,234	795

See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$5,123	$5,441	$12,098	$11,674
Other comprehensive income, net of tax:
Foreign currency translation adjustments	272	(1,949)	(2,945)	(358)

Comprehensive income	$5,395	$3,492	$9,153	$11,316

See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$12,098	$11,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	6,529	7,426
Stock-based compensation expense	4,451	1,504
Deferred income tax benefit	(805)	(1,409)
Non-cash interest expense	235	538
Impairment of assets	—	1,962
Amortization of deferred compensation	860	233
Other non-cash expense and fair value change in liabilities, net	157	4
Provision for doubtful accounts receivable	142	3
Changes in operating assets and liabilities:
Accounts receivable, net	6,498	4,503
Prepaid expenses and other current assets, net	(2,462)	(747)
Accounts payable	(1,960)	3
Accrued expenses and other current liabilities	2,074	(4,260)
Other noncurrent assets and liabilities	96	45

Net cash provided by operating activities	27,913	21,479

Cash flows from investing activities:
Payments for acquisition of businesses, net of acquired cash	(1,931)	(9,542)
Purchase of property and equipment	(1,832)	(1,649)
Purchase of other assets	(546)	—

Net cash used in investing activities	(4,309)	(11,191)

Cash flows from financing activities:
Payments on notes payable	(6,200)	(15,883)
Proceeds from exercise of options to purchase common stock	569	150
Payments of principal on capital lease arrangements	(5)	—

Net cash used in financing activities	(5,636)	(15,733)

Effect of foreign currency exchange rate on cash	(239)	(8)

Change in cash and cash equivalents	17,729	(5,453)
Cash and cash equivalents, beginning of period	97,142	88,234

Cash and cash equivalents, end of period	$114,871	$82,781

Supplemental disclosure of cash flow information
Interest payments	$834	$1,144
Income tax payments	$8,017	$13,355
Supplemental disclosure of non-cash investing activities
Issuance of preferred stock in connection with acquisition	$—	$3,000
Issuance of notes payable in connection with acquisition	$1,150	$3,500

See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Description of Business

We operate the world’s largest digital coupon marketplace, including the largest digital coupon website in the U.S., RetailMeNot.com, and in the U.K., VoucherCodes.co.uk., connecting consumers with leading retailers and brands. Our websites, mobile applications, email newsletters and alerts and social media presence enable consumers to search for, discover and redeem relevant digital coupons from retailers and brands. Digital coupons are coupons, coupon codes and brand or category specific discounts made available online or through mobile applications that are used by consumers to make online or in-store purchases directly from retailers. Our marketplace features digital coupons across multiple product categories, including clothing; electronics; health and beauty; home and office; travel, food and entertainment; personal and business services; and shoes. We believe our investments in digital coupon content quality, product innovation and direct retailer relationships allow us to offer a compelling experience to consumers looking to save money, whether online or in-store.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

As used in this report, the terms “we,” “the Company,” “us” or “our” refer to RetailMeNot, Inc. and its wholly-owned subsidiaries. The condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and Securities and Exchange Commission, or SEC, requirements for interim financial statements. All significant intercompany transactions and balances have been eliminated.

In our opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2012, which are included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, with the SEC on July 19, 2013. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other period.

Pro Forma Presentation

Immediately prior to the closing of our initial public offering, or IPO, on July 24, 2013, all of the outstanding shares of our Series B-1, Series B-2, Series B-3, Series B-4 and Series B-5 preferred stock automatically converted into an aggregate of 38,072,967 shares of Series 1 common stock and all of the outstanding shares of our Series BB-3 preferred stock automatically converted into an aggregate of 6,107,494 shares of Series 2 common stock. Upon conversion of our preferred stock, we were required to pay the preferred stockholders $52.5 million in accumulated dividends. Additionally, on July 11, 2013, we paid $6.1 million to two of our preferred stockholders in exchange for them agreeing to vote in favor of the conversion of their preferred stock to common stock in connection with our IPO; these payments are reflected as deemed dividends on preferred stock. The unaudited pro forma balance sheet presentation gives effect to the payments of accumulated and deemed dividends and conversion of all of the preferred stock to common stock and additional paid-in capital immediately prior to the closing of our IPO.

Significant Estimates and Judgments

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net revenues and expenses during the reporting periods. These estimates and assumptions could have a material effect on our future results of operations and financial position. Significant items subject to our estimates and assumptions include stock-based compensation, income taxes, valuation of acquired goodwill and intangible assets, allowance for doubtful accounts and the useful lives of property and equipment and intangible assets. As a result, actual amounts could differ from those presented herein.

Business Segment

We have one operating and reporting segment consisting of various products and services that are all related to our marketplace for digital coupons. Our chief operating decision maker is our Chief Executive Officer. Our Chief Executive Officer allocates resources and assesses performance of the business and other activities at a single reporting segment level.

Cash and Cash Equivalents

All highly-liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents.

Accounts Receivable, Net

Accounts receivable, net represent amounts due from retailers, in most instances through various performance marketing networks, for commissions earned on consumer purchases. We record an allowance for doubtful accounts in an amount equal to estimated probable losses net of recoveries, which are based on an analysis of historical bad debt, current receivables aging and expected future write-offs of uncollectible accounts, as well as an assessment of specific identifiable accounts considered at risk or uncollectible.

Property and Equipment, Net

Property and equipment, net include assets such as furniture and fixtures, leasehold improvements, computer hardware and office and telephone equipment. We record property and equipment at cost less accumulated depreciation and amortization. Ordinary maintenance and repair costs are charged to expense, while expenditures that extend the physical or economic life of the assets are capitalized. Property and equipment are depreciated over their estimated economic lives, which range from three to five years, using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the lease term. We perform reviews for the impairment of property and equipment when we believe events or circumstances indicate the carrying amount of an asset may not be recoverable.

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is measured as the excess of the cost of the business acquired over the sum of the acquisition-date fair values of tangible and identifiable intangible assets acquired, less any liabilities assumed.

We evaluate goodwill for impairment annually, during the fourth quarter of each year, or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. The events and circumstances we consider include business climate, legal factors, operating performance indicators and competition.

We evaluate the recoverability of goodwill using a two-step impairment process tested at our sole reporting unit level. In the first step, the fair value for the sole reporting unit is compared to our book value including goodwill. In the event that the fair value is less than the book value, a second step is performed that compares the implied fair value of goodwill to the book value of the goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the sole reporting unit and the net fair value of the identifiable assets and liabilities, excluding goodwill. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment charge in the consolidated statements of operations.

We determined the fair value of the sole reporting unit from the use of valuations which utilized the income approach, whereby current and future estimated discounted cash flows were utilized to calculate an operating value of the Company on a controlling interest basis.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of intangible assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. We evaluate the recoverability of intangible assets by comparing their carrying amounts to future net undiscounted cash flows expected to be generated by the intangible assets. If such intangible assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the intangible assets exceeds the fair value of the assets. We determine fair value based on either market quotes, if available, or discounted cash flows, using a discount rate commensurate with the risk inherent in our current business model for the specific intangible asset being valued.

Deferred Financing Costs Related to IPO

As of June 30, 2013, we had incurred $1.5 million in offering expenses related to our IPO. We capitalized such costs in prepaids and other current assets and netted these costs against the proceeds received from the IPO, which were received on July 24, 2013.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the fee to the paid retailer is fixed or determinable and collectability of the resulting receivable is reasonably assured. For commission revenues, which represent the significant majority of our net revenues, revenue recognition generally occurs when a consumer, having visited one of our websites and clicked on a digital coupon for a retailer with which we have a contract, or paid retailer, makes a purchase with such paid retailer, and completion of the order is reported to us by such paid retailer, either directly or through a performance marketing network. The reporting by the paid retailer includes the amount of commissions the paid retailer has calculated as owing to us. Certain paid retailers do not provide reporting until a commission payment is made. In those cases, which have historically not been significant, we record commission revenues on a cash basis. We estimate and record a reserve, based upon actual historical return rates as reported to us by the paid retailers, to provide for end-user cancelations or product returns, which may not be reported by the paid retailer or performance marketing network until a subsequent date. As such, we report commission revenues net of the estimated returns reserve. Net revenues are reported net of sales taxes, where applicable.

Our arrangements with paid retailers are both direct and through performance marketing networks, which act as intermediaries between the paid retailers and us. No paid retailer individually accounted for more than 10% of net revenues or accounts receivable as of and for the three and six months ended June 30, 2013 and 2012.

Cost of Net Revenues

Cost of net revenues is composed of direct and indirect costs incurred to generate net revenues. These costs consist of personnel costs of our salaried merchandising and technology support employees and fees paid to third-party contractors engaged in the operation and maintenance of our existing websites and mobile applications. Such technology costs also include website hosting and internet service costs. Other costs include allocated facility and general information technology costs.

Sales and Marketing Expenses

Our sales and marketing expenses consist of personnel costs for our sales, marketing, search engine optimization, search engine marketing and business intelligence employees, as well as online, brand and other marketing expenses. Our online, brand and other marketing expenses include search engine fees, advertising on social networks, television advertising, display advertisements, creative development fees, public relations, email campaigns, trade shows and other general marketing costs. Other costs include allocated facility and general information technology costs.

Stock-Based Compensation Expense

Stock-based compensation expense is measured at the grant date based on the estimated fair value of the award, net of estimated forfeitures. We recognize these compensation costs on a straight-line basis over the requisite service period of the award. Forfeiture rates are estimated at the grant date based on historical experience and adjusted in subsequent periods for differences in actual forfeitures from those estimates. We include stock-based compensation expense in cost of net revenues and operating expenses in our consolidated statements of operations, consistent with the respective employees’ cash compensation. We determine the fair value of stock options on the grant date using the Black-Scholes-Merton valuation model.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable, approximate fair value due to the instruments’ short-term maturities or, in the case of the long-term notes payable, based on the variable interest rate feature. We record derivative liabilities at fair value.

Income Taxes

The provision for income taxes is determined using the asset and liability method. Deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using the enacted tax rates that are applicable in a given year. The deferred tax assets are recorded net of a valuation allowance when, based on the available supporting evidence, we believe it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

We utilize a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. We include interest and penalties related to uncertain tax positions in the provision for income taxes on our consolidated statements of operations. See Note 9, “Income Taxes.”

Foreign Currency

Our operations outside of the U.S. generally use the local currency as their functional currency. Assets and liabilities for these operations are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average exchange rates for the period. Foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss). Gains and losses from foreign currency denominated transactions, which were not significant, are recorded in other income (expense), net in our consolidated statements of operations.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued new guidance that amends the presentation of items reclassified from accumulated other comprehensive income to net income. The guidance requires that information regarding such reclassifications is presented by component and reported in one place within the financial statements. We adopted these provisions as of January 1, 2013, which only affect how we present information about reclassifications from accumulated other comprehensive income to net income. The adoption of these provisions had no impact on our financial position, results of operations or cash flows.

3. Acquisitions

The following table summarizes our acquisitions during the six months ended June 30, 2013 and the year ended December 31, 2012, with amounts shown below at fair value at each respective acquisition date (in thousands):

	Actiepagina.nl	Miwim (Web.Bons- de-Reduction.com and Poulpeo.com)
Year acquired	2013	2012
Cash acquired	$64	$558
Other tangible assets acquired	2	1,697
Identifiable intangible assets
Customer relationships	192	475
Marketing-related	896	4,035
Contract-based	187	142
Technology-based	207	811
Goodwill	1,597	8,727

Total assets acquired	3,145	16,445
Total liabilities assumed	—	(3,197)

Total	$3,145	$13,248

In connection with these acquisitions, we incurred approximately $0.2 million and $0.6 million in direct acquisition costs in the six months ended June 30, 2013 and the year ended December 31, 2012, respectively, all of which were expensed as incurred and are included in general and administrative expenses in our consolidated statements of operations.

Actiepagina.nl

On March 1, 2013, we acquired certain assets and liabilities of Actiepagina B.V. associated with Actiepagina.nl, its website based in the Netherlands. The total purchase price of $3.1 million was comprised of: (i) $2.0 million cash consideration and (ii) a $1.1 million note payable issued to the seller, due in 2014.

The goodwill resulting from the acquisition of Actiepagina.nl is not deductible for tax purposes.

The pro forma impact of our acquisitions of Actiepagina.nl and Miwim on consolidated net revenues and operating income is immaterial.

4. Goodwill and Other Intangible Assets

Changes in our goodwill balance for the year ended December 31, 2012 and the six months ended June 30, 2013 are summarized in the table below (in thousands):

Balance at December 31, 2011	$142,917
Acquired in business combinations	8,727
Foreign currency translation adjustment	1,111

Balance at December 31, 2012	152,755
Acquired in business combinations	1,597
Foreign currency translation adjustment	(1,584)

Balance at June 30, 2013	$152,768

Intangible assets consisted of the following as of June 30, 2013 and December 31, 2012 (in thousands):

	Weighted- average	Estimated	June 30, 2013
	amortization period	Useful Life (Months)	Gross	Accumulated Amortization	Impairment	Net
Customer relationships	180	180	$15,547	$(2,781)	$—	$12,766
Marketing-related	166	48-180	66,086	(13,900)	—	52,186
Contract-based	58	12-60	17,754	(9,458)	—	8,296
Technology-based	12	12	5,523	(5,233)	—	290

Total intangible assets			$104,910	$(31,372)	$—	$73,538

	Weighted- average	Estimated	December 31, 2012
	amortization period	Useful Life (Months)	Gross	Accumulated Amortization	Impairment	Net
Customer relationships	180	180	$18,654	$(2,827)	$(2,498)	$13,329
Marketing-related	173	48-180	68,142	(12,049)	(2,058)	54,035
Contract-based	60	33-60	18,529	(8,260)	(368)	9,901
Technology-based	12	12	5,767	(5,047)	—	720

Total intangible assets			$111,092	$(28,183)	$(4,924)	$77,985

In 2012, we determined that we would no longer support three of our websites, Coupon7.com, Couponshare.com and CheapStingyBargains.com. We migrated all traffic from these websites to RetailMeNot.com or Deals2buy.com, and do not expect these sites to provide additional income. As a result of this impairment indicator, we determined that a complete impairment of the remaining unamortized intangible assets related to these websites was warranted, resulting in impairment charges of $4.9 million, $2.0 million of which was recognized during the first quarter of 2012 and $2.9 million of which was recognized during the fourth quarter of 2012. These impairment charges are included in other operating expenses in our consolidated statements of operations. We did not record any intangible asset impairment charges during the six months ended June 30, 2013.

5. Commitments and Contingencies

Operating Leases

We lease office space, including our corporate headquarters in Austin, Texas, under non-cancelable operating leases. Rent expense under these operating leases was $0.8 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively, and $1.3 million and $0.6 million for the six months ended June 30, 2013 and 2012, respectively.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising in the ordinary course of business. Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on our consolidated financial position, results of operations or cash flows.

6. Stockholders’ Equity (Deficit) and Stock-Based Compensation

Common Stock

On June 5, 2013, our Board of Directors approved, and on June 12, 2013 we affected, a four-for-one reverse stock split of our common and preferred stock. All share and per share information for all periods presented has been adjusted to reflect the effect of such reverse stock split. In connection with the reverse stock split, the amount of authorized shares was adjusted to: 55,892,057 shares of Series 1 common stock, 6,107,495 shares of Series 2 common stock, and 49,808,647 shares of redeemable convertible preferred stock. The common stock has a par value of $0.001 per share. As of June 30, 2013 and December 31, 2012, 1,538,717 and 947,953 shares of Series 1 common stock were outstanding, respectively. There were no shares of Series 2 common stock outstanding as of June 30, 2013 and December 31, 2012.

The voting, dividend and liquidation rights of the holders of the common stock are subject to and qualified by the rights, powers and preferences of the holders of our preferred stock, if any. Each share of common stock is entitled to one vote at all meetings of stockholders, except each share of Series 2 common stock is not entitled to vote in connection with the election of the members of our Board of Directors. The number of authorized shares of common stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of shares of capital stock of the Company representing a majority of the votes represented by all outstanding shares of capital stock of the Company entitled to vote. The holders of common stock are also entitled to receive dividends, if and as declared by our Board of Directors, whenever funds are legally available therefore, subject to the priority rights of any outstanding preferred stock. Each share of Series 2 common stock is convertible, at the option of the holder, into one fully paid and nonassessable share of Series 1 common stock.

Common Stock Warrant

In connection with our November 2010 issuance of subordinated debt, we issued a Common Stock Warrant, exercisable for 457,796 shares of Series 1 common stock at an exercise price of $0.004 per share. The Common Stock Warrant was exercised on March 22, 2013.

Stock-Based Compensation

Options granted under our 2007 Stock Plan may be incentive stock options or nonstatutory stock options. Our Board of Directors determined the term of the option, option price, number of shares for which each option was granted, whether restrictions would be imposed on the shares subject to the option, and the vesting period for each option. Generally, options become 25% vested after one year of service, with the remaining 75% vesting on a pro-rata monthly basis over the remaining three years. The term of each option is ten years.

Stock-based compensation expense for all employee share-based payment awards is based upon the grant date fair value. We recognize compensation costs, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for differences in actual forfeitures from our previous estimates. We recorded stock-based compensation expense of $2.4 million and $0.9 million for the three months ended June 30, 2013 and 2012, respectively, and $4.5 million and $1.5 million for the six months ended June 30, 2013 and 2012, respectively. We include stock-based compensation expense in cost and expenses consistent with the classification of respective employees’ cash compensation in our consolidated statements of operations. Individuals exercised 132,968 and 75,310 stock options during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively.

The fair value of common stock options granted during the six months ended June 30, 2013 and 2012 was estimated on the grant date using the Black-Scholes-Merton option pricing model. The weighted-average assumptions for stock options granted are outlined in the following table:

	Six Months Ended June 30,
	2013	2012
Expected volatility	61.05%	64.65%
Expected term (in years)	6.01	5.92
Risk-free rate of return	1.10%	1.02%
Expected dividend yield	—	—

Expected volatility is based on the volatility of comparable publicly traded entities. The expected term represents the period of time the stock options are expected to be outstanding and is based on the “simplified method.” We used the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. The risk-free interest rate assumptions we use are based on observed market interest rates appropriate for the term of our employee options.

7. Earnings (Loss) Per Share

Basic and diluted net income (loss) per common share is presented in conformity with the two-class method required for participating securities. Under the two-class method, basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income (loss) attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period preferred stock dividends, between common stock and preferred stock. In computing diluted net income (loss) attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and warrants using the treasury stock method or if-converted method, whichever is more dilutive.

The following table sets forth the computation of basic and diluted loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$5,123	$5,441	$12,098	$11,674
Preferred stock dividends on participating preferred stock	(6,122)	(6,108)	(12,176)	(12,200)

Total undistributed loss	(999)	(667)	(78)	(526)
Undistributed loss allocated to participating preferred stock	—	—	—	—

Net loss attributable to common stockholders	$(999)	$(667)	$(78)	$(526)

Weighted-average common shares outstanding—basic and diluted	1,466	824	1,234	795
Net loss per share attributable to common stockholders—basic and diluted	$(0.68)	$(0.81)	$(0.06)	$(0.66)

The following common equivalent shares were excluded from the diluted net loss per share calculation as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	1,540	1,186	1,609	915
Common stock warrants	—	458	202	458
Convertible preferred stock	44,180	44,102	44,180	44,050

Total	45,720	45,746	45,991	45,423

8. Fair Value Measurements

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. GAAP sets forth a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers are Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market deposit account	$872	$—	$—	$872
Liabilities:
Interest rate swap agreement	$—	$43	$—	$43

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market deposit account	$871	$—	$—	$871
Liabilities:
Interest rate swap agreement	$—	$85	$—	$85

Money market funds are reported as cash and cash equivalents, and interest rate swap agreements are reported as accrued expenses and other current liabilities on our consolidated balance sheets. The fair value of our interest rate swap derivative has been determined using the present value of expected cash flows based on market observable interest rate yield curves commensurate with the term of the instrument. Our derivative instruments do not qualify for hedge accounting and therefore changes to fair value, which are not material, are recorded to earnings.

Our other financial instruments consist primarily of accounts receivable, accounts payable, accrued liabilities and notes payable. The carrying value of these assets and liabilities approximate their respective fair values as of June 30, 2013 and December 31, 2012 due to the short-term maturities, or in the case of our long-term notes payable, based on the variable interest rate feature. As of June 30, 2013 and December 31, 2012, no significant fair value adjustments were required for nonfinancial assets and liabilities.

9. Income Taxes

For the three and six months ended June 30, 2013, we recorded income tax expense of $3.3 million and $7.8 million, respectively, resulting in an effective tax rate of 39.2% and 39.3%, respectively. For the three and six months ended June 30, 2012, we recorded income tax expense of $3.8 million and $7.7 million, respectively, resulting in an effective tax rate of 41.1% and 39.8%, respectively. As of June 30, 2013, our effective tax rate estimate for the year ended December 31, 2013 differed from the statutory rate primarily due to non-deductible stock-based compensation charges and the effect of different statutory tax rates in foreign jurisdictions.

10. Subsequent Events

On July 5, 2013, in exchange for agreeing to vote in favor of the conversion of preferred stock to common stock in connection with our IPO, we agreed to pay Institutional Venture Partners XIII, L.P. and entities affiliated with J.P. Morgan $2,046,001 and $4,092,002, respectively, upon delivery by us of a written request to such entities to vote to effect such conversion. We delivered such request and such payments were made on July 11, 2013. These payments will have no impact on net income as the amounts are recognized within equity; however, these amounts will be reflected as deemed dividends on preferred stock and will impact net income (loss) attributable to common stockholders and basic and diluted net income (loss) per share attributable to common stockholders.

In November 2010, in connection with the acquisition of the business of RetailMeNot.com, we entered into a term loan agreement with certain lenders and issued secured promissory notes in the aggregate principal amount of $45.0 million, or Prior Senior Debt. On July 1, 2013, we entered into an amended and restated revolving credit and term loan agreement with certain lenders, including an entity related to a stockholder of the Company, or Current Senior Debt. The Current Senior Debt consists of a $115.0 million revolving credit facility and a $35.0 million term loan facility. The term loan facility was used, in part, to fully repay the

$25.0 million of borrowings outstanding as of June 30, 2013 under the Prior Senior Debt. The obligations were paid in full effective upon closing of the Current Senior Debt. We will pay quarterly revolving credit facility fees of 50 basis points per annum. At our option, borrowings under both the term loan facility and the revolving credit facility bear interest at either the base rate or a eurodollar-based rate (each as more fully described in the amended and restated revolving credit and term loan agreement) plus an applicable margin as determined based on the funded debt to EBITDA ratio (as more fully described in the amended and restated revolving credit and term loan agreement). These rates are summarized in the following table:

Basis for Pricing	Level I	Level II
Consolidated Funded Debt/EBITDA	<1.00:1.00	>1.00:1.00
Revolving Credit Eurodollar Margin (LIBOR)	200 basis points	250 basis points
Revolving Credit Base Rate Margin	100 basis points	150 basis points
Term Loan Eurodollar Margin (LIBOR)	262.5 basis points	312.5 basis points
Term Loan Base Rate Margin	162.5 basis points	212.5 basis points

Interest is payable quarterly in arrears for base rate borrowings and on the last day of the applicable eurodollar-interest period for any eurodollar-based borrowings. Principal payments on the term loan facility of $1.75 million are due on the first day of each quarter beginning October 1, 2013, with any remaining balance due in July 2018. Borrowings under the revolving credit facility are automatically converted to five-year term loans at any time such outstanding amounts are greater than or equal to $25.0 million and carry the same maturity date as the initial $35.0 million term loan. Total borrowings under the revolving credit facility may not exceed a borrowing availability limit based on a multiple of EBITDA for the trailing twelve months (as more fully described in the amended and restated revolving credit and term loan agreement). Mandatory prepayments include net cash proceeds from certain asset sales, 100% of the net cash proceeds of any subordinated debt and 50% of the net cash proceeds of certain equity transactions other than an IPO consummated on or before June 30, 2014 and any equity interests issued under certain stock option or employee incentive plans.

The Current Senior Debt has priority in repayment to all other outstanding debt. We have granted our lenders a security interest in substantially all of our assets, including intellectual property, pursuant to a security agreement and an intellectual property security agreement, except that the security interest shall apply only after the funded debt to EBITDA ratio is greater than or equal to 1:00 to 1:00. We are subject to complying with certain financial covenants, including minimum trailing twelve month EBITDA levels, funded debt to EBITDA ratio and a fixed charge coverage ratio (each as more fully described in the amended and restated revolving credit and term loan agreement). The amended and restated revolving credit and term loan agreement contains customary affirmative and negative covenants and prohibits, among other things and subject to certain exceptions, the incurrence of additional debt, payment of other debt obligations, incurrence of liens, acquisitions of businesses or capital expenditures, sales of businesses or assets, payment of dividends, making loans or advances and certain other restrictions. The amended and restated revolving credit and term loan agreement also contains customary events of default including, among others, payment defaults, breaches of covenants, bankruptcy and insolvency events, cross defaults with certain material indebtedness, judgment defaults, change of control and breaches of representations and warranties.

On July 1, 2013, our wholly owned subsidiary, RetailMeNot, France, acquired 100% of the outstanding capital stock of ABCYNE, a private company and the operator of Ma-Reduc.com, a website in France. The total initial purchase price of $19.9 million was comprised of: (i) $15.0 million initial cash consideration and (ii) notes payable issued by RetailMeNot, France, with an aggregate principal amount of $4.9 million to the shareholders, bearing interest at a rate of 3.0% per annum and due in 2014. The initial cash consideration is subject to adjustment based on the amount of ABCYNE’s working capital as of July 1, 2013. In connection with the acquisition, we incurred approximately $0.7 million in direct acquisition costs. Due to the timing of the acquisition, we have not yet finalized our allocation of the purchase price to the fair value of assets acquired and liabilities assumed.

On July 24, 2013, we completed our initial public offering, or IPO, of 10,454,544 shares of Series 1 common stock, at a price of $21.00 per share, before underwriting discounts and commissions. We sold 4,545,454 of such shares and existing stockholders sold an aggregate of 5,909,090 of such shares, including 1,363,636 shares sold by selling stockholders as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. The IPO generated net proceeds to us of approximately $86.1 million, after deducting underwriting discounts and commissions. Expenses incurred by us for the IPO were approximately $3.2 million and will be recorded against the proceeds received from the IPO. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO.

With the proceeds of the offering, we (i) paid in full accumulated dividends on our previously outstanding shares of preferred stock, which totaled approximately $52.5 million and (ii) repaid the outstanding principal and accrued interest on seller notes issued in connection with our acquisition of eConversions Limited in 2011, which totaled approximately $6.6 million.

The outstanding shares of redeemable convertible preferred stock converted on a one-to-one basis into shares of common stock concurrent with the closing of our IPO. All of the outstanding shares of our Series B-1, Series B-2, Series B-3, Series B-4 and Series B-5 preferred stock automatically converted into an aggregate of 38,072,967 shares of Series 1 common stock and all of the outstanding shares of our Series BB-3 preferred stock automatically converted into an aggregate of 6,107,494 shares of Series 2 common stock. Following the closing of our IPO, there were no shares of preferred stock outstanding.

On August 7, 2013 we registered 10,262,195 shares of our Series 1 common stock that we have issued or may issue under our equity plans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The statements contained in this quarterly report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. You can identify these statements by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will,” or “would” or the negative of these terms or similar expressions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under “Risk Factors” in this Form 10-Q and those discussed in other documents we file with the SEC.

Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this quarterly report on Form 10-Q. You should read this quarterly report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and in our other SEC filings, including the audited consolidated financial statements included in our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on July 19, 2013, related to our IPO.

Overview

We operate the world’s largest digital coupon marketplace, connecting consumers with leading retailers and brands. In 2012, our marketplace featured digital coupons from over 60,000 retailers and brands, and according to our internal data compiled using Google Analytics, we had more than 450 million total visits to our desktop and mobile websites. We own and operate the largest digital coupon websites in the U.S. (RetailMeNot.com) and the U.K. (VoucherCodes.co.uk), and the largest portfolio of digital coupon websites in France (Web.Bons-de-Reduction.com, Poulpeo.com and Ma-Reduc.com).

We derive substantially all of our net revenues from retailers or brands who pay us directly or through third-party performance marketing networks. A retailer is a merchant that sells goods or services directly to consumers. A paid retailer is a retailer or brand with which we have a contract pursuant to which it has agreed to pay us a commission for sales attributable to us using affiliate tracking links to digital coupons made available in our marketplace. These contracts specify the default commission rate that a paid retailer agrees to pay us, however, we generally attempt to negotiate increases in these rates with most of our top paid retailers. In 2012, we had contracts with more than 10,000 individual paid retailers. In some instances, the paid retailer itself provides affiliate tracking links for attribution of sales using digital coupons made available in our marketplace and pays us directly. However, in most cases, paid retailers contract with performance marketing networks to provide affiliate tracking links for attribution of sales using digital coupons made available in our marketplace. These paid retailers then pay the commissions we earn to the performance marketing network, which in turn pays those commissions to us. In general, our contracts with performance marketing networks govern our use of affiliate tracking links made available to us by the performance marketing network and the remittance of any commissions payable to us from paid retailers utilizing the performance marketing network. The performance marketing network with which a paid retailer contracts to provide affiliate tracking links provides us with the paid retailer’s contract terms, which must be accepted by us and the paid retailer, and which further govern our use of affiliate tracking links for such paid retailer and payment of commissions to us. Our contracts are generally short term, meaning that they can be cancelled by any of the contracting parties on 30 days’ notice or less.

In the six months ended June 30, 2013 and in 2012, 97.2% and 96.9% of our net revenues, respectively, were derived from commissions earned when consumers made purchases using digital coupons featured on our websites and mobile applications, and 2.8% and 3.1% of our net revenues, respectively, were earned from advertising placements. We expect that substantially all of our net revenues in the future will continue to be derived from commissions. Commission rates are determined through negotiations with retailers based on a variety of factors, including the level of exposure to consumers in our marketplace, the quality and volume of sales realized from consumers using digital coupons from our marketplace and the category of products purchased using digital coupons. We sell our solutions to retailers through a direct sales force.

During the three and six months ended June 30, 2013, we generated net revenues of $43.4 million and $84.0 million, respectively, representing increases over comparable prior year periods of 44.2% and 40.6%, respectively. Net income changed from $5.4 million and $11.7 million, respectively, for the three and six months ended June 30, 2012, to $5.1 million and $12.1 million, respectively, for the three and six months ended June 30, 2013. Adjusted EBITDA increased from $15.6 million and $32.9 million, respectively, to $15.7 million and $33.9 million, respectively. (See page 19 for further discussion of adjusted EBITDA, our use of this measure, the limitations of this measure as an analytical tool, and the reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP financial measure.)

From the three and six months ended June 30, 2012 to the three and six months ended June 30, 2013, organic net revenues grew from $30.1 million and $59.7 million, respectively, to $42.4 million and $80.8 million, respectively. This growth in organic net revenues of $12.3 million and $21.1 million, respectively, represented 92.5% and 87.2%, respectively, of our consolidated net revenues growth. Organic net revenues for a specified period are equal to net revenues for such period less net revenues generated during such period by businesses not owned in the comparable prior year period. We have increased commission revenues as a result of increased visits and improved monetization driven by investments in product development and sales and marketing initiatives.

In March 2013, we acquired the business of Actiepagina.nl, expanding our operations into the Netherlands. Our net revenues for the three and six months ended June 30, 2013 include the revenues of Actiepagina.nl for the period from the acquisition date and were not significant.

We believe that featuring desirable digital coupons is necessary to attract visitors to our marketplace, which includes our websites, mobile applications and email and social media distribution channels. In addition to increasing the number of visitors to our marketplace, we are focused on increasing the rate and frequency at which these visitors make purchases from retailers whose digital coupons are featured in our marketplace. To meet these challenges, we are focused on a combination of marketing strategies, including pay-per-click advertising, search engine optimization and marketing and branding campaigns, with a goal of driving visits to our marketplace as well as increasing the exposure of the digital coupon category. We are also investing in product enhancements to make it easier for consumers visiting our marketplace to search and find the right digital coupons. We believe these enhancements will increase consumers’ interactions with our retailers, which will in turn increase the value we are able to provide to our paid retailers.

We intend to achieve future success by continuing to focus on recruiting, training and retaining talented employees, increasing our branding efforts, strengthening our relationships with retailers and continuing to invest in the development of technology. We believe that these significant investments in our team, branding, relationships and technology will enable our expansion into new markets and improve the quality and consistency of our marketplace.

On July 24, 2013, we completed our IPO of 10,454,544 shares of Series 1 common stock, at a price of $21.00 per share, before underwriting discounts and commissions. We sold 4,545,454 of such shares and existing stockholders sold an aggregate of 5,909,090 of such shares, including 1,363,636 shares sold by selling stockholders as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. The IPO generated net proceeds to us of approximately $86.1 million, after deducting underwriting discounts and commissions. Expenses incurred by us for the IPO were approximately $3.2 million and will be recorded against the proceeds received from the IPO. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO.

With the proceeds of the IPO, we (i) paid in full accumulated dividends on our previously outstanding shares of preferred stock, which totaled approximately $52.5 million, and (ii) repaid the outstanding principal and accrued interest on seller notes issued in connection with our acquisition of eConversions Limited in 2011, which totaled approximately $6.6 million.

The outstanding shares of redeemable convertible preferred stock converted on a one-to-one basis into shares of common stock concurrent with the IPO. All of the outstanding shares of Series B-1, Series B-2, Series B-3, Series B-4 and Series B-5 preferred stock automatically converted into an aggregate of 38,072,967 shares of Series 1 common stock and all of the outstanding shares of Series BB-3 preferred stock automatically converted into an aggregate of 6,107,494 shares of Series 2 common stock. Following the IPO, there were no shares of preferred stock outstanding.

Key Financial and Operating Metrics

We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments, and assess the longer-term performance of our business. The key financial and operating metrics we use are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except net revenues per visit)
Financial Metrics
Net revenues	$43,401	$30,088	$83,962	$59,735
Adjusted EBITDA	15,715	15,624	33,949	32,901
Operating Metrics
Visits	121,154	102,099	244,062	204,339
Net revenues per visit	$0.36	$0.29	$0.34	$0.29

Financial Metrics

Net Revenues. Substantially all of our net revenues consist of commissions we receive from paid retailers. In general, we earn a commission from a paid retailer when a consumer clicks on a digital coupon for that paid retailer on one of our websites or mobile applications and then makes a purchase from that paid retailer. In some instances, we earn commissions from a paid retailer when a consumer presents a digital coupon to the retailer and the digital coupon is scanned or a unique digital coupon code is entered by the retailer at the point of sale. We also earn advertising revenues from advertising placements on our websites and mobile applications.

Adjusted EBITDA. We define this metric as net income plus depreciation, amortization of intangible assets, stock-based compensation expense, third party acquisition-related costs, other non-cash operating expenses (including asset impairment charges and compensation-related charges associated with seller notes issued in connection with acquisitions), net interest expense, other non-operating income and expenses (including changes in fair value of warrant liabilities and contingent consideration) and income taxes, net of any foreign exchange income and expenses. We believe that the use of adjusted EBITDA is helpful in evaluating our operating performance because it excludes certain non-cash expenses, including depreciation, amortization of intangible assets and stock-based compensation expense. See Discussion Regarding Adjusted EBITDA and Reconciliation to GAAP Net Income on page 20 for additional discussion of adjusted EBITDA.

Operating Metrics

Visits. We define a visit as a group of interactions that take place on one of our websites within a given time frame as measured by Google Analytics, a product that provides digital marketing intelligence. A single visit can contain multiple page views, events, social interactions, custom variables, and e-commerce transactions. A single visitor can open multiple visits. Visits can occur on the same day, or over several days, weeks, or months. As soon as one visit ends, there is then an opportunity to start a new visit. A visit ends either through the passage of time or a campaign change, with a campaign generally meaning arrival via search engine, referring site, or campaign-tagged information. A visit ends through passage of time either after thirty minutes of inactivity or at midnight Pacific Time. A visit ends through a campaign change if a visitor arrives via one campaign or source, leaves the site, and then returns via another campaign or source. Currently, visits do not include interactions through our mobile applications.

We view visits to our websites as a key indicator of our brand awareness among consumers and whether we are providing consumers with useful products and features, thereby increasing their usage of our marketplace. We believe that a higher level of usage may contribute to an increase in our net revenues and exclusive digital coupons as retailers will have exposure to a larger potential customer base.

Net Revenues Per Visit. Net revenues per visit is defined as net revenues for the period divided by visits for the period.

Discussion Regarding Adjusted EBITDA and Reconciliation to GAAP Net Income

The following table presents a reconciliation of adjusted EBITDA to net income for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(dollars in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$5,123	$5,441	$12,098	$11,674
Depreciation and amortization expense	3,266	3,842	6,529	7,426
Stock-based compensation expense	2,311	934	4,451	1,504
Third party acquisition-related costs	723	630	917	630
Other operating expenses	428	233	858	2,195
Interest expense, net	605	774	1,254	1,776
Other income (expense), net	(42)	(25)	22	(34)
Provision for income taxes	3,301	3,795	7,820	7,730

Adjusted EBITDA	$15,715	$15,624	$33,949	$32,901

The following tables present depreciation expense and stock-based compensation expense as included in the various lines of our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(dollars in thousands)
Depreciation Expense:
Cost of net revenues	$67	$15	$128	$25
Product development	195	79	377	131
Sales and marketing	145	103	266	180
General and administrative	72	37	140	68

Total depreciation expense	$479	$234	$911	$404

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(dollars in thousands)
Stock-Based Compensation Expense:
Cost of net revenues	$135	$28	$293	$50
Product development	504	266	1,044	413
Sales and marketing	516	226	1,008	331
General and administrative	1,156	414	2,106	710

Total stock-based compensation expense	$2,311	$934	$4,451	$1,504

To provide investors with additional information regarding our financial results, we have disclosed in the table above and elsewhere in this quarterly report adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation above of adjusted EBITDA to net income, the most directly comparable GAAP financial measure.

We have included adjusted EBITDA in this quarterly report because it is a key measure used by our management and board of directors to understand and evaluate our operating performance for the following reasons:

•

our management uses adjusted EBITDA in conjunction with GAAP financial measures as part of our assessment of our business and in communications with our board of directors concerning our financial performance;

•	our management and board of directors use adjusted EBITDA in establishing budgets, operational goals and as an element in determining executive compensation;

•

adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations that could otherwise be masked by the effect of the expenses that we exclude in this non-GAAP financial measure and facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results;

•

securities analysts use a measure similar to our adjusted EBITDA as a supplemental measure to evaluate the overall operating performance and comparison of companies, and we include adjusted EBITDA in our investor and analyst presentations; and

•

adjusted EBITDA excludes non-cash charges, such as depreciation, amortization and stock-based compensation, because such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•

adjusted EBITDA excludes stock-based compensation expense which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and is an important part of our employees’ compensation;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income and our other GAAP results.

Key Components of Our Results of Operations

Net Revenues

Substantially all of our net revenues consist of commissions we receive from paid retailers. In general, we earn commissions from a paid retailer when a consumer makes a purchase from that paid retailer after clicking on a digital coupon for that paid retailer on one of our websites, mobile websites or mobile applications. In some instances, we earn commissions from a paid retailer when a consumer presents a digital coupon to the retailer in-store and the digital coupon is scanned or a unique digital coupon code is entered by the retailer at the point of sale. We provide performance marketing solutions under contracts with retailers, which generally provide for commission payments to be facilitated by performance marketing networks. Commission rates are typically negotiated with individual retailers with which we have contracts. Our commission rates vary based on both the retailer as well as the product category. We recognize commission revenues when we receive confirmation that a consumer has completed a purchase transaction with a paid retailer, as reported to us through a performance marketing network, or in some cases, by the retailer directly. When a digital coupon applies only to specific items, the discount to the consumer will be applied only to those specific items, but our commission is generally based on the aggregate purchase price of all items purchased at that time by the consumer. We also earn advertising revenues from advertising placements on our websites and mobile applications, which have historically not been significant. We expect that substantially all of our net revenues in the future will continue to be derived from commissions. Commission revenues are reported net of a reserve for estimated returns. We estimate returns based on our actual historical returns experience; these returns have historically not been significant.

Costs and Expenses

We classify our costs and expenses into six categories: cost of net revenues, product development, sales and marketing, general and administrative, amortization of purchased intangibles and other operating expenses. We allocate our facilities and general information technology, or IT, costs, which include IT and facilities-related personnel costs, rent, depreciation and other general costs, to all of the above categories of operating expenses, other than amortization of purchased intangibles and other operating expenses. We expect personnel costs will be higher in 2013, both in absolute dollars and as a percentage of net revenues, when compared to the prior year as a result of our plan to continue to increase the number of our employees as we continue to invest in our business. Personnel costs for employees include salaries and amounts earned under variable compensation plans, payroll taxes, benefits, stock-based compensation expense, costs associated with recruiting new employees, travel costs and other employee-related costs.

Cost of Net Revenues

Our cost of net revenues consists of direct and indirect costs incurred to generate net revenues. These costs consist primarily of personnel costs of our merchandising, site operations, and website technical support employees; fees paid to third-party contractors engaged in the operation and maintenance of our websites; depreciation; and website hosting and Internet service costs. We expect our cost of net revenues to increase in both absolute dollars and as a percentage of net revenues in 2013 as we build our infrastructure of employees and tools to support a larger business across multiple markets and endeavor to increase the number and amount of consumer purchases resulting from visits to our websites and from use of our mobile applications.

Product Development

Our product development expense consists primarily of personnel costs of our product management and software engineering teams, as well as fees paid to third-party contractors and consultants engaged in the design, development, testing and improvement of the functionality and user experience of our websites and mobile applications. We expense all internal product and development costs as we do not track and separately identify costs of identifiable development activities from costs of maintenance and related activities. We intend to significantly increase our technology and product resources during 2013 by hiring additional personnel to develop new features and products for our websites and mobile applications. We expect these additional investments to cause our product development expenses to increase both in absolute dollars and as a percentage of net revenues in 2013.

Sales and Marketing

Our sales and marketing expense consists primarily of personnel costs of our sales, partner management, marketing, SEO and business analytics employees, as well as online and other advertising expenditures, branding programs and other marketing expenses. Our advertising, branding programs and other marketing costs include paid search advertising fees, online display advertising, including on social networking sites, television advertising, creative development fees, public relations, email campaigns, trade show costs and other general marketing costs. We intend to significantly increase our sales and marketing efforts in 2013 to support our products, increase consumer traffic to our websites, encourage downloads of our mobile applications and increase overall awareness of our brand. Therefore, we expect our sales and marketing expenses to increase in absolute dollars and as a percent of net revenues in 2013.

General and Administrative

Our general and administrative expense consists primarily of the personnel costs of our general corporate functions, including executive, finance, accounting, legal and human resources. Other costs included in general and administrative include professional fees for legal, audit and other consulting services, travel and entertainment, charitable contributions and other general corporate overhead expenses. We expect to incur incremental costs associated with operating as a public company, including increases in our accounting and legal personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation, costs associated with compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other requirements. As a result, we expect our general and administrative expenses to increase both in absolute dollars and as a percentage of net revenues in 2013.

Amortization of Purchased Intangibles

We have recorded identifiable intangible assets in conjunction with our various acquisitions, and are amortizing those assets over their estimated useful lives. This amortization expense has increased as these acquisitions have occurred. We perform impairment testing of goodwill annually and, in the case of intangibles with definite lives, whenever events or circumstances indicate that impairment may have occurred. We expect our amortization expenses to decline in absolute dollars and as a percentage of net revenues in 2013; however, changes in our amortization expenses in future periods will depend upon the level of our future acquisition activity.

Other Operating Expenses

Other operating expenses primarily consist of deferred compensation expense. In May 2012, we acquired Web.Bons-de-Reduction.com and Poulpeo.com and issued $3.5 million in seller notes to the selling stockholders of the business. These seller notes are due and payable contingent upon the continued employment of the selling stockholders and as a result have been recorded as deferred compensation, which we are amortizing over the term of the compensation arrangement with the sellers.

In the first quarter of 2012, we determined that we would no longer support one of our websites, CheapStingyBargains.com. We redirected traffic from CheapStingyBargains.com to Deals2Buy.com. As a result of this impairment indicator, we determined that a complete impairment of the remaining unamortized intangible assets related to this website was warranted, resulting in an impairment charge of $2.0 million. We did not record any intangible asset impairment charges during the six months ended June 30, 2013.

Other Income (Expense)

Amounts included in other income (expense) primarily include interest income earned on our available cash and cash equivalents, interest expense incurred in connection with our senior debt and seller notes issued in connection with acquisitions and the amortization of deferred financing costs. We also include net fair value adjustments to derivative instruments issued in connection with our senior debt and foreign currency exchange gains and losses in other income (expense). As a result of the modification of our debt facility in July 2013, during the third quarter of 2013 we will record a write-off in the amount of approximately $0.6 million for the remaining unamortized deferred financing costs of our prior senior debt facility. Changes in these amounts will depend to some extent upon the level of our future acquisition activities and the use of borrowings to fund any such acquisitions.

Income Tax Expense

We accrue federal, state and foreign income taxes at the applicable statutory rates adjusted for certain items, including non-deductible expenses, the most significant of which is stock-based compensation expense. Our effective tax rate in recent periods differed from our anticipated long-term effective tax rate due primarily to non-deductible stock-based compensation charges and the effect of different statutory tax rates in foreign jurisdictions. Our mix of foreign versus U.S. income, our ability to generate tax credits and our incurrence of any non-deductible expenses will likely cause our effective tax rate to fluctuate in the future. As of June 30, 2013, we had no federal net operating loss or tax credit carryforwards.

Results of Operations

The following table presents our historical operating results for the periods indicated. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Consolidated Statements of Operations Data:
Net revenues	$43,401	$30,088	$83,962	$59,735
Costs and expenses:
Cost of net revenues	2,872	2,270	5,460	3,977
Product development	6,939	3,093	12,888	5,492
Sales and marketing	14,085	7,136	25,275	13,105
General and administrative	7,303	3,763	12,669	6,798
Amortization of purchased intangible assets	2,787	3,608	5,618	7,022
Other operating expenses	428	233	858	2,195

Total costs and expenses	34,414	20,103	62,768	38,589

Income from operations	8,987	9,985	21,194	21,146
Other income (expense):
Interest expense, net	(605)	(774)	(1,254)	(1,776)
Other income (expense), net	42	25	(22)	34

Income before income taxes	8,424	9,236	19,918	19,404
Provision for income taxes	(3,301)	(3,795)	(7,820)	(7,730)

Net income	$5,123	$5,441	$12,098	$11,674

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated Statements of Operations Data as Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of net revenues	6.6	7.5	6.5	6.7
Product development	16.0	10.3	15.3	9.2
Sales and marketing	32.5	23.7	30.1	21.9
General and administrative	16.8	12.5	15.1	11.4
Amortization of purchased intangible assets	6.4	12.0	6.7	11.8
Other operating expenses	1.0	0.8	1.1	3.6

Total costs and expenses	79.3	66.8	74.8	64.6

Income from operations	20.7	33.2	25.2	35.4
Other income (expense):
Interest expense, net	(1.4)	(2.6)	(1.5)	(3.0)
Other income (expense), net	0.1	0.1	0.0	0.1

Income before income taxes	19.4	30.7	23.7	32.5
Provision for income taxes	(7.6)	(12.6)	(9.3)	(13.0)

Net income	11.8%	18.1%	14.4%	19.5%

Net Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net Revenues by Geography:
U.S.	$34,797	$24,545	$66,538	$49,937
International	8,604	5,543	17,424	9,798

Total net revenues	$43,401	$30,088	$83,962	$59,735

Percentage of Net Revenues by Geography:
U.S.	80.2%	81.6%	79.2%	83.6%
International	19.8	18.4	20.8	16.4

Total percentage	100.0%	100.0%	100.0%	100.0%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012. Net revenues increased by $13.3 million, or 44.2%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. In total, commissions paid to us as a result of consumer purchases made using RetailMeNot.com and VoucherCodes.co.uk accounted for approximately 94.6% of the increase for the period. Net revenues from the websites Web.Bons-de-Reduction.com and Poulpeo.com, which we acquired in May 2012, accounted for 7.5% of the increase for the period. These amounts were partially offset by nominal declines in net revenues from certain of our other websites. Approximately 53.3% of the organic growth in net revenues was due to improved monetization, driven by an increase in the percentage of visits that resulted in a paid transaction, with the remainder of the growth due to an increase in visits. Net revenues were positively affected by continued expansion of our online and offline marketing efforts, including increased investment in both paid and organic search, email subscriptions and mobile application downloads. The merchandising, usability and functionality enhancements we implemented in 2012 also contributed to improved net revenues per visit at RetailMeNot.com.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012. Net revenues increased by $24.2 million, or 40.6%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. In total, commissions paid to us as a result of consumer purchases made using RetailMeNot.com and VoucherCodes.co.uk accounted for approximately 93.9% of the increase for the period. Net revenues from the websites Web.Bons-de-Reduction.com and Poulpeo.com, which we acquired in May 2012, accounted for 12.1% of the increase for the period. These amounts were partially offset by nominal declines in net revenues from certain of our other websites. Approximately 39.7% of the organic growth in net revenues was due to improved monetization, driven by an increase in the percentage of visits that resulted in a paid transaction, with the remainder of the growth due to an increase in visits. Net revenues were positively affected by continued expansion of our online and offline marketing efforts, including increased investment in both paid and organic search and email subscriptions. The merchandising, usability and functionality enhancements we implemented in 2012 also contributed to improved net revenues per visit at RetailMeNot.com.

Cost of net revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Cost of net revenues	$2,872	$2,270	$5,460	$3,977
Percentage of net revenues	6.6%	7.5%	6.5%	6.7%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012. For the three months ended June 30, 2013, cost of net revenues increased by $0.6 million, or 26.5%, compared to the three months ended June 30, 2012. This increase was largely attributable to a $0.5 million increase in allocated facility and information technology costs and website support costs. We increased our investment in our information technology and website support infrastructure to expand the capacity and to improve the performance and scalability of our websites. Additionally, personnel costs increased by $0.1 million, as we added personnel to our content teams in order to increase digital coupon content and to further improve content quality.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012. For the six months ended June 30, 2013, cost of net revenues increased by $1.5 million, or 37.3%, compared to the six months ended June 30, 2012. This increase was largely attributable to a $1.0 million increase in allocated facility and information technology costs and website support costs. We increased our investment in our information technology and website support infrastructure to expand the capacity and to improve the performance and scalability of our websites. Additionally, personnel costs increased by $0.5 million, as we added personnel to our content teams in order to increase digital coupon content and to further improve content quality.

Product Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Product development	$6,939	$3,093	$12,888	$5,492
Percentage of net revenues	16.0%	10.3%	15.3%	9.2%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012. For the three months ended June 30, 2013, product development expense increased by $3.8 million, or 124.3%, compared to the three months ended June 30, 2012. This increase was primarily attributable to a $2.6 million increase in personnel costs. The increase in personnel also led to an increase in allocated facilities and IT support costs of $0.7 million. We increased personnel in order to enhance the functionality of our websites, to develop new products, including mobile applications, and to strengthen our reporting and analytics capabilities. Additionally, fees for usability studies and technology licenses used in the design and development of our websites increased by $0.5 million.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012. For the six months ended June 30, 2013, product development expense increased by $7.4 million, or 134.7%, compared to the six months ended June 30, 2012. This increase was primarily attributable to a $5.2 million increase in personnel costs. The increase in personnel also led to an increase in allocated facilities and IT support costs of $1.0 million. We increased personnel in order to enhance the functionality of our websites, to develop new products, including mobile applications, to enter new geographies and to strengthen our reporting and analytics capabilities. Additionally, fees for usability studies and technology licenses used in the design and development of our websites increased by $1.2 million.

Sales and Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Sales and marketing	$14,085	$7,136	$25,275	$13,105
Percentage of net revenues	32.5%	23.7%	30.1%	21.9%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012. For the three months ended June 30, 2013, sales and marketing expense increased by $6.9 million, or 97.4%, compared to the three months ended June 30, 2012. This increase was primarily attributable to an increase in advertising and personnel costs as we continue to build our brand, acquire new customers and increase consumer traffic to our websites in order to grow our business. Online, brand and other marketing expenses increased by $3.4 million. This increase was primarily attributable to public relations and offline and online advertising for brand building, contextual advertising placements and user acquisition efforts. We also incurred an increase of $1.4 million in paid search expenses. Finally, personnel costs increased by $1.7 million, which led to a related increase in allocated facilities and IT support costs of $0.4 million. We increased personnel in order to continue the expansion of our partner management teams to support our growing portfolio of websites and to further strengthen relationships with top retailers. We also added personnel to support the marketing initiatives described above and to expand our email marketing, social media and other consumer acquisition initiatives.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012. For the six months ended June 30, 2013, sales and marketing expense increased by $12.2 million, or 92.9%, compared to the six months ended June 30, 2012. This increase was primarily attributable to an increase in advertising and personnel costs as we continue to build our brand, acquire new customers and increase consumer traffic to our websites in order to grow our business. Online, brand and other marketing expenses increased by $5.5 million. This increase was primarily attributable to public relations and offline and online advertising for brand building, contextual advertising placements and user acquisition efforts. We also incurred an increase of $2.7 million in paid search expenses. Finally, personnel costs increased by $3.3 million, which led to a related increase in allocated facilities and IT support costs of $0.7 million. We increased personnel in order to continue the expansion of our partner management teams to support our growing portfolio of websites and to further strengthen relationships with top retailers. We also added personnel to support the marketing initiatives described above and to expand our email marketing, social media and other consumer acquisition initiatives.

General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
General and administrative	$7,303	$3,763	$12,669	$6,798
Percentage of net revenues	16.8%	12.5%	15.1%	11.4%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012. For the three months ended June 30, 2013, general and administrative expense increased by $3.5 million, or 94.1%, compared to the three months ended June 30, 2012. This increase was primarily attributable to a $2.8 million increase in personnel costs. We added personnel to further the build-out of our human resources and legal functions, to increase our business development efforts and to add resources in the finance function to prepare to operate as a public company. Professional fees increased $0.7 million for the three months ended June 30, 2013, due to increased legal, accounting and consulting costs associated with the growth of our existing business and preparation for our IPO.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012. For the six months ended June 30, 2013, general and administrative expense increased by $5.9 million, or 86.4%, compared to the six months ended June 30, 2012. This increase was primarily attributable to a $4.7 million increase in personnel costs. We added personnel to further the build-out of our human resources and legal functions, to increase our business development efforts and to add resources in the finance function to prepare to operate as a public company. Professional fees increased $1.1 million for the six months ended June 30, 2013, due to increased legal, accounting and consulting costs associated with the growth of our existing business and preparation for our IPO.

Amortization of Purchased Intangible Assets

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Amortization of purchased intangible assets	$2,787	$3,608	$5,618	$7,022
Percentage of net revenues	6.4%	12.0%	6.7%	11.8%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012. For the three months ended June 30, 2013, amortization of purchased intangible assets decreased by $0.8 million, or 22.8%, compared to the three months ended June 30, 2012. The decrease in amortization expense for the three months ended June 30, 2013 was primarily the result of the expiration of the useful life of certain of the purchased intangible assets as part of our acquisition of VoucherCodes.co.uk in 2011 and the recorded impairment of $2.9 million during the fourth quarter of 2012 of the remaining unamortized intangible assets related to two of our websites, Coupon7.com and Couponshare.com. These impairment costs were recognized in other operating expenses in our statement of operations. These decreases were partially offset by the recognition of a full three months of amortization expense associated with the addition of purchased intangible assets as part of our acquisition of the businesses of Web.Bons-de-Reduction.com and Poulpeo.com in May 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012. For the six months ended June 30, 2013, amortization of purchased intangible assets decreased by $1.4 million, or 20.0%, compared to the six months ended June 30, 2012. The decrease in amortization expense for the six months ended June 30, 2013 was primarily the result of the expiration of the useful life of certain of the purchased intangible assets as part of our acquisition of VoucherCodes.co.uk in 2011 and the recorded impairment of $2.9 million during the fourth quarter of 2012 of the remaining unamortized intangible assets related to two of our websites, Coupon7.com and Couponshare.com. These impairment costs were recognized in other operating expenses in our statement of operations. These decreases were partially offset by the recognition of a full six months of amortization expense associated with the addition of purchased intangible assets as part of our acquisition of the businesses of Web.Bons-de-Reduction.com and Poulpeo.com in May 2012.

Other Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Impairment of purchased intangible assets	$—	$—	$—	$1,962
Deferred compensation	430	233	860	233
Assets disposal gain	(2)	—	(2)	—

Total other operating expenses	$428	$233	$858	$2,195

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012. During the three months ended June 30, 2013 and 2012, we recognized $0.4 million and $0.2 million, respectively, in deferred compensation charges for our May 2012 acquisition of the businesses of Web.Bons-de-Reduction.com and Poulpeo.com in connection with our issuance of promissory notes with an aggregate principal amount of $3.5 million to the sellers of those businesses. Our obligations to repay the outstanding amounts under these notes are contingent upon the continued employment of the selling stockholders and, as a result, have been recorded as deferred compensation, which we amortize over the term of the compensation arrangements with the sellers.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012. In the first quarter of 2012, we determined that we would no longer support one of our websites, CheapStingyBargains.com. We redirected traffic from CheapStingyBargains.com to Deals2Buy.com. As a result of this impairment indicator, we determined that a complete impairment of the remaining unamortized intangible assets related to this website was warranted, resulting in an impairment charge of $2.0 million. We did not record any intangible asset impairment charges during the six months ended June 30, 2013. During the six months ended June 30, 2013 and 2012, we recognized $0.9 million and $0.2 million, respectively, in deferred compensation charges for our May 2012 acquisition of the businesses of Web.Bons-de-Reduction.com and Poulpeo.com in connection with our issuance of promissory notes with an aggregate principal amount of $3.5 million to the sellers of those businesses. Our obligations to repay the outstanding amounts under these notes are contingent upon the continued employment of the selling stockholders and, as a result, have been recorded as deferred compensation, which we amortize over the term of the compensation arrangements with the sellers.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Interest expense, net	$(605)	$(774)	$(1,254)	$(1,776)
Other income (expense), net	42	25	(22)	34

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012. The decrease in net interest expense for the three months ended June 30, 2013 is primarily the result of a decrease in outstanding principal on our senior debt facility. This decrease was partially offset by an increase in interest expense for seller notes issued in connection with our acquisition of the businesses of Web.Bons-de-Reduction.com and Poulpeo.com during May 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012. The decrease in net interest expense for the six months ended June 30, 2013 is primarily the result of a decrease in outstanding principal on our senior debt facility and the repayment during 2012 of our seller notes issued in connection with our acquisitions of the business of RetailMeNot.com in November 2010 and an internet domain name in April 2010. This decrease was partially offset by an increase in interest expense for seller notes issued in connection with our acquisition of the businesses of Web.Bons-de-Reduction.com and Poulpeo.com during May 2012.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Provision for income taxes	$(3,301)	$(3,795)	$(7,820)	$(7,730)
Percentage of net revenues	(7.6%)	(12.6%)	(9.3%)	(13.0%)

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012. Our income tax expense for the three months ended June 30, 2013 was $3.3 million, or a decrease of 13.0%, compared to income tax expense of $3.8 million for the three months ended June 30, 2012. Our effective tax rate was 39.2% and 41.1% during the three months ended June 30, 2013 and 2012, respectively, and differed from the statutory rate primarily due to non-deductible stock-based compensation charges and the effect of different statutory tax rates in foreign jurisdictions.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012. Our income tax expense for the six months ended June 30, 2013 was $7.8 million, or an increase of 1.2%, compared to income tax expense of $7.7 million for the six months ended June 30, 2012. Our effective tax rate was 39.3% and 39.8% during the six months ended June 30, 2013 and 2012, respectively, and differed from the statutory rate primarily due to non-deductible stock-based compensation charges and the effect of different statutory tax rates in foreign jurisdictions.

Seasonality and Quarterly Results

Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, including seasonal factors and economic cycles that influence consumer purchasing of retail products. Historically, we have experienced the highest levels of visitors to our websites and net revenues in the fourth quarter of the year, which coincides with the winter holiday season in the U.S. and Europe. During the fourth quarter of 2012, we generated net revenues of $50.8 million, which represented 35.1% of our net revenues for 2012. This seasonality may not be fully evident in our historical business performance because of our significant growth and the timing of our acquisitions. For instance, we have entered new markets through international acquisitions and increased the number of paid retailer and performance marketing network relationships. These changes have contributed to the substantial growth in our net revenues and corresponding increases in our operating costs and expenses to support our growth. Our investments have led to uneven quarterly operating results due to increases in personnel costs, product and technology enhancements and the impact of our acquisitions and other strategic projects. The return on these investments is generally achieved in future periods and, as a result, these investments can adversely impact near term results.

Our business is directly affected by the behavior of consumers. Economic conditions and competitive pressures can impact, both positively and negatively, the types of digital coupons featured on our websites and the rates at which they are utilized by consumers. Consequently, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

Liquidity and Capital Resources

Since our inception, we have funded our operations and acquisitions primarily through private placements of our preferred stock, bank borrowings and cash flows from operations. As of June 30, 2013, we had $114.9 million in cash and cash equivalents, compared to $97.1 million at December 31, 2012. Cash and cash equivalents at June 30, 2013 excludes the $86.1 million of net cash received from our IPO, which was completed on July 24, 2013, and the payment of accumulated dividends on our previously outstanding shares of preferred stock, which totaled approximately $52.5 million.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2013	2012
	(dollars in thousands)
Net cash provided by operating activities	$27,913	$21,479
Net cash used in investing activities	(4,309)	(11,191)
Net cash used in financing activities	(5,636)	(15,733)
Effects of foreign currency exchange rate on cash	(239)	(8)

Net change in cash and cash equivalents	17,729	(5,453)
Cash and cash equivalents at beginning of the period	97,142	88,234

Cash and cash equivalents at end of the period	$114,871	$82,781

Net Cash Provided by Operating Activities

Cash provided by operating activities primarily consists of our net income adjusted for certain non-cash items and the effect of changes in working capital. Net cash provided by operating activities was $27.9 million and $21.5 million during the six months ended June 30, 2013 and 2012, respectively.

During the six months ended June 30, 2013, cash flows from operating activities were primarily generated through net income of $12.1 million, including the impact of depreciation and amortization expense of $6.5 million, stock-based compensation expense of $4.5 million, amortization of deferred compensation of $0.9 million, other non-cash charges of $0.5 million, net, and $4.2 million from changes in cash flows associated with working capital, offset by a deferred income tax benefit of $0.8 million. The changes in cash flows associated with working capital were primarily driven by a decrease in accounts receivable of $6.5 million due to a seasonal decrease in revenues following the fourth quarter, which was partially offset by other working capital changes of $3.3 million.

During the six months ended June 30, 2012, cash flows from operating activities were primarily generated through net income of $11.7 million, including the impact of depreciation and amortization expense of $7.4 million, impairment expense of $2.0 million, stock-based compensation expense of $1.5 million, and other non-cash charges of $0.8 million, offset by a deferred income tax benefit of $1.4 million and $0.5 million used for working capital. The most significant change in cash flows from working capital was a decrease in accounts receivable of $4.5 million due to a seasonal decrease in revenues following the fourth quarter. The decrease in accounts receivable offset $5.0 million of other working capital changes.

Net Cash Used in Investing Activities

Our primary investing activities consist of business acquisitions and purchases of property and equipment. Net cash used in investing activities was $4.3 million and $11.2 million during the six months ended June 30, 2013 and 2012, respectively. We used $1.9 million to acquire the business of Actiepagina.nl in the six months ended June 30, 2013 and $9.5 million for our acquisitions of the businesses Web.Bons-de-Reduction.com and Poulpeo.com during the six months ended June 30, 2012. The remainder of our investing activities during these periods was primarily comprised of purchases of computer equipment and software, office furniture and fixtures, leasehold improvements and domain names. As we expand our business and facilities, we intend to purchase additional technology resources and invest in our operating facilities. We may have acquisitions in the future that could have a material impact on our cash flows and operations.

Net Cash Used in Financing Activities

Our primary financing activities consisted of repayments of senior debt and notes payable issued in connection with acquisitions and proceeds from the exercise of stock options by employees. Net cash used in financing activities was $5.6 million and $15.7 million in the six months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013 and 2012, we used $6.2 million and $15.9 million, respectively, to repay a portion of our senior debt and certain seller notes payable.

Capital Resources

We believe that our existing cash and cash equivalents and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

Subsequent to the close of our second quarter, we completed our IPO of 10,454,544 shares of Series 1 common stock, at a price of $21.00 per share, before underwriting discounts and commissions. We sold 4,545,454 of such shares and existing stockholders sold an aggregate of 5,909,090 of such shares, including 1,363,636 shares sold by selling stockholders as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. The IPO generated net proceeds to us of approximately $86.1 million, after deducting underwriting discounts. Expenses incurred by us for the IPO were approximately $3.2 million and will be recorded against the proceeds received from the IPO. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO.

With the proceeds of the IPO, we (i) paid in full accumulated dividends on our previously outstanding shares of preferred stock, which totaled approximately $52.5 million, and (ii) repaid the outstanding principal and accrued interest on seller notes issued in connection with our acquisition of eConversions Limited in 2011, which totaled approximately $6.6 million.

Our future capital requirements will depend on many factors, including the rate of our net revenues growth, the expansion of our marketing and sales initiatives, the timing and extent of spending to support product development efforts, the timing of introductions of new products and services and enhancements to existing products and services, potential acquisitions and the continuing market acceptance of our products and services. We may need to raise additional capital through future debt or equity financing to the extent necessary to fund such activities. Additional financing may not be available at all or on terms favorable to us. We may enter into arrangements in the future with respect to investments in, or acquisitions of, similar or complementary businesses, products, services or technologies, which could also require us to seek additional debt or equity financing.

In November 2010, in connection with the acquisition of the businesses of RetailMeNot.com, we entered into a term loan agreement with certain lenders and issued secured promissory notes in the aggregate principal amount of $45.0 million, or Prior Senior Debt. At our option, borrowings under this term loan agreement bore interest at either the base rate (as more fully described in the term loan agreement) plus 450 basis points or LIBOR (with a floor of 100 basis points) plus 550 basis points when our funded debt to EBITDA ratio (as more fully described in the term loan agreement) was greater than or equal to 2.00:1.00. As the funded debt to EBITDA ratio decreased, the number of basis points was reduced by as much as 100 basis points to equal 350 and 450 basis points, respectively. Interest was payable quarterly in arrears for base rate borrowings and on the last day of the advance for any LIBOR based borrowings. Principal payments of $2.2 million were due on the first day of each quarter with any remaining balance due on November 23, 2015. Certain mandatory prepayments included proceeds from certain asset sales, 100% of the proceeds of any subordinated debt and 50% of the proceeds of certain equity transactions.

The term loan agreement also had a requirement for us to enter into an interest rate swap agreement sufficient, at the minimum, to cover 50% of the aggregate outstanding principal amount for a three-year period. Accordingly, in January 2011 we entered into an interest rate swap agreement with a notional amount of $22.5 million using a principal amortization schedule determined by our lenders, resulting in a declining balance subject to the interest rate swap through January 2014. The interest rate swap agreement added 75 basis points to the LIBOR-based borrowing rate but capped the maximum rate for LIBOR-based borrowings at 7.25% per annum. The impact of the interest rate swap agreement was not material to our consolidated financial position, results of operations or cash flows.

The Prior Senior Debt had priority in repayment to all other outstanding debt and, in connection with the Prior Senior Debt and the related term loan agreement, we had granted our lenders a security interest in substantially all of our assets, including intellectual property, pursuant to a security agreement and an intellectual property security agreement. Under the Prior Senior Debt, we were subject to complying with certain financial covenants, including minimum trailing twelve month EBITDA levels, funded debt to EBITDA ratio, senior debt to EBITDA ratio and a fixed charge coverage ratio (each as more fully described in our term loan agreement). The term loan agreement contained customary affirmative and negative covenants and prohibited, among other things and subject to certain exceptions, the incurrence of additional debt, payment of other debt obligations, incurrence of liens, acquisitions of businesses or capital expenditures, sales of businesses or assets, payment of dividends, making loans or advances and certain other restrictions. The term loan agreement also contained customary events of default including, among others, payment defaults, breaches of covenants, bankruptcy and insolvency events, cross defaults with certain material indebtedness, judgment defaults, change of control and breaches of representations and warranties. During 2012 and 2011, the term loan agreement was amended to, among other things, (i) incorporate certain preferred stock financing activities, (ii) allow the acquisitions of the businesses of Web.Bons-de-Reduction.com and Poulpeo.com and VoucherCodes.co.uk, (iii) allow the prepayment of certain subordinated debt, (iv) allow the amendment of a note payable, (v) redefine the limit of permitted acquisitions and (vi) eliminate previously existing mandatory prepayment provisions attributable to excess cash flow (each as more fully described in the term loan agreement). We were in compliance with all covenants as of December 31, 2012 and June 30, 2013.

On July 1, 2013, we entered into an amended and restated revolving credit and term loan agreement, with certain lenders, including an entity related to one of our stockholders, or Current Senior Debt. Our Current Senior Debt consists of a $115.0 million revolving credit facility and a $35.0 million term loan facility. The term loan facility was fully borrowed on July 1, 2013 and used, in part, to fully prepay the $25.0 million of borrowings outstanding at June 30, 2013 under our Prior Senior Debt. There are no amounts currently outstanding under the revolving credit facility. On July 1, 2013, we had $76.2 million available for borrowings under the revolving credit facility. Our Current Senior Debt is more fully discussed in Note 10 “Subsequent Events” to the condensed consolidated financial statements.

Contractual Obligations

On July 1, 2013, we entered into an amended and restated revolving credit and term loan agreement with certain lenders, including an entity related to a stockholder of the Company. The agreement consists of a $115.0 million revolving credit facility and a $35.0 million term loan facility. The term loan facility was used, in part, to fully prepay the $25.0 million of borrowings outstanding as of June 30, 2013 under our pre-existing term loan agreement. See page 30 for further discussion of our Current Senior Debt.

There were no other material changes in our commitments under contractual obligations as disclosed in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act, with the SEC on July 19, 2013.

Off-Balance Sheet Arrangements

For the six months ended June 30, 2013, we did not, and we do not currently, have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires estimates, judgments and assumptions that affect the reported amounts and classifications of assets and liabilities, net revenues and expenses and the related disclosures of contingent liabilities in our consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies and estimates:

•	Business combinations and the recoverability of goodwill and long-lived intangible assets;

•	Revenue recognition;

•	Stock-based compensation;

•	Common stock valuation; and

•	Income taxes

We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. See Note 2 “Summary of Significant Accounting Policies” to the condensed consolidated financial statements included in this quarterly report. Of those policies, we believe that the accounting policies enumerated above involve the greatest degree of complexity and exercise of judgment by our management. Please refer to our prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on July 19, 2013, for a detailed description of our critical accounting policies that involve significant management judgment.

We evaluate our estimates, judgments and assumptions on an ongoing basis, and while we believe that our estimates, judgments and assumptions are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Recently Issued and Adopted Accounting Pronouncements

In February 2013, the FASB issued new guidance that amends the presentation of items reclassified from accumulated other comprehensive income to net income. The guidance requires that information regarding such reclassifications is presented by component and reported in one place within the financial statements. We adopted these provisions on January 1, 2013, which only affect how we present information about reclassifications from accumulated other comprehensive income to net income. The adoption of these provisions had no impact on our financial position, results of operations or cash flows.

JOBS Act

The Jumpstart Our Business Startups Act of 2012, or JOBS Act, contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurred after December 8, 2011 and whose annual gross revenues are less than $1.0 billion will, in general, qualify as an “emerging growth company” until the earliest of:

•	the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;

•	the last day of its fiscal year in which it has annual gross revenue of $1.0 billion or more;

•	the date on which it has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and

•

the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as the company (a) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (b) has been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months and (c) has filed at least one annual report pursuant to the Exchange Act.

Under this definition, we are an “emerging growth company” and could remain one until as late as December 31, 2018.

As an “emerging growth company” we have chosen to rely on such exemptions and are therefore not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have both U.S. and international operations, and we are exposed to market risks in the ordinary course of our business, including the effect of foreign currency fluctuations, interest rate changes and inflation. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.

Foreign Currency Exchange Risk

We transact business in various currencies other than the U.S. dollar, principally the British pound sterling and the Euro, which exposes us to foreign currency risk. Net revenues and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of each of our non-U.S. subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. Although we have experienced and will continue to experience fluctuations in our net income as a result of the consolidation of our international operations due to transaction gains (losses) related to revaluing certain cash balances and trade accounts receivable that are denominated in currencies other than the U.S. dollar, we believe such a change will not have a material impact on our results of operations.

We assess our market risk based on changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all of our currency exposures as of June 30, 2013, assuming instantaneous and parallel shifts in exchange rates. As of June 30, 2013, our working capital surplus (defined as current assets less current liabilities) subject to foreign currency translation risk was $9.2 million. The potential decrease in net current assets from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates would be $0.9 million.

Interest Rate Risk

As of June 30, 2013, we had total notes payable of $33.9 million, including $25.0 million of variable interest rate debt based on 3-month LIBOR. We have effectively fixed our interest rate on $9.1 million of our variable rate debt through January 2, 2014 with the use of an interest rate swap agreement. Our remaining variable interest rate debt is subject to interest rate risk, because our interest payments will fluctuate with movements in the underlying 3-month LIBOR rate. A 100 basis point change in LIBOR rates would result in an increase in our interest expense of $0.2 million for the next twelve months based on current outstanding borrowings.

The fair value of our interest rate swap agreement (excluding accrued interest) was a net obligation of approximately $43,000 as of June 30, 2013. The fair value of this agreement was estimated using projected discounted cash flows based on market observable interest rate yield curves commensurate with the term of each instrument as of June 30, 2013.

Our exposure to market risk on our cash and cash equivalents for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in the three and six months ended June 30, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period covered by this Quarterly Report on Form 10-Q, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising in the ordinary course of business. Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

Our business, prospects, financial condition or operating results could be materially adversely affected by any of the risks and uncertainties described below, as well as other risks not currently known to us or that are currently considered immaterial. The trading price of our Series 1 common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes.

Risks Related to Our Business

We are an early-stage company with a limited operating history, which makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment.

We began our operations in September 2007 and did not enter the digital coupons industry until late 2009. Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including challenges in accurate financial planning and forecasting. You should consider our business and prospects in light of the risks and difficulties we may encounter as an early-stage company.

If we are unable to continue to attract visitors to our websites from search engines, then consumer traffic to our websites could decrease, which could negatively impact the number of purchases generated for our retailers through our marketplace, and therefore negatively impact our ability to maintain or grow our net revenues and profitability.

We generate consumer traffic to our websites using various methods, including search engine marketing, or SEM, search engine optimization, or SEO, email campaigns and social media referrals. Our net revenues and profitability levels are dependent upon our continued ability to use a combination of these methods to generate consumer traffic to our websites in a cost-efficient manner. We have experienced and continue to experience fluctuations in search result rankings for a number of our websites. There can be no assurances that we will be able to grow or maintain current levels of consumer traffic to our websites.

Our SEM and SEO techniques have been developed to work with existing search algorithms utilized by the major search engines. Major search engines frequently modify their search algorithms. Changes in these algorithms could cause our websites to receive less favorable placements, which could reduce the number of users who visit our websites. We may be unable to modify our SEM and SEO strategies in response to any future search algorithm changes made by the major search engines, which could require a change in the strategy we use to generate consumer traffic to our websites.

In addition, websites must comply with search engine guidelines and policies. These guidelines and policies are complex and may change at any time. If we fail to follow such guidelines and policies properly, search engines may rank our content lower in search results or could remove our content altogether from their indices. If we fail to understand and comply with these guidelines, our SEO strategy may become unsuccessful.

If we are listed less prominently or fail to appear in search result listings for any reason, including as a result of our failure to successfully execute our SEM and SEO strategies, or our failure to comply with search engine guidelines and policies, it is likely that the number of visitors to our websites will decline. Any such decline in consumer traffic to our websites could adversely impact the number of purchases we generate for our retailers, which could adversely affect our net revenues. We may not be able to replace this traffic with the same volume of visitors or in the same cost-effective manner from other channels, such as cost-per-click search engine marketing or display or other advertising, or at all. An attempt to replace this traffic through other channels may require us to increase our sales and marketing expenditures, which would adversely affect our operating results and which may not be offset by additional net revenues.

If we are unable to retain our existing retailers, expand our business with existing retailers or attract new retailers and consumers, our net revenues could decline.

Our ability to continue to grow our net revenues will depend in large part on expanding our business with existing retailers and attracting new retailers. The number of our current retailers may not expand materially beyond our existing base and may decline. Furthermore, even for our largest retailers, the amount they pay us is typically only a small fraction of their overall advertising budget. Retailers may view their spend with us as experimental and may either reduce or terminate their spend with us if they determine a superior alternative for generating sales. In addition, retailers may determine that distributing digital coupons through our platform results in undesirably broad distribution of their coupons or otherwise does not provide a compelling value proposition. Some retailers have demanded that we remove digital coupons relating to their products or services from our websites, and we anticipate that some retailers will do so in the future. Retailers also may reduce the commission rates they pay to us for sales our websites facilitate. If we are unable to negotiate favorable terms with current or new retailers in the future, including the commission rates they pay us, our operating results will be adversely affected. Additionally, retailers may fail to pay the performance marketing networks the fees the retailers owe, which is a prerequisite to us receiving our commissions from the networks.

Retailers do not enter into long-term obligations with us requiring them to use our solutions and their contracts with us are cancelable upon short or no notice and without penalty. We cannot be sure that our retailers will continue to use our solutions or that we will be able to replace retailers that do not renew their campaigns with new ones generating comparable revenues.

If we are unable to attract new consumers and maintain or increase consumer traffic to our websites, new retailers may choose not to use, and existing retailers may not continue to use, our solutions for their promotional campaigns, and our volume of new digital coupon inventory may suffer as the perceived usefulness of our marketplace declines. If our existing retailers do not continue to use our solutions for their promotional campaigns, or if we are unable to attract and expand the amount of business we do with new retailers, our sales will decrease and our operating results will be adversely affected.

We are highly dependent on performance marketing networks as intermediaries. Factors adversely affecting our relationships with performance marketing networks, or the termination of these networks, may adversely affect our ability to attract and retain business and our operating results.

Most of our net revenues come from commissions earned for promoting digital coupons on behalf of retailers. Often, the commissions we earn are tracked and paid by performance marketing networks. For 2012, 96.4% of our net revenues came from retailers that pay us through performance marketing networks, primarily Commission Junction, LinkShare and Google Affiliate Network. Performance marketing networks provide retailers with affiliate tracking links for revenues attribution to publishers and the ability to distribute digital coupon content to multiple publishers. We do not have exclusive relationships with performance marketing networks. They do not enter into long-term commitments to us allowing us to use their solutions, and their contracts with us are cancelable upon short or no notice and without penalty.

Our sales could be adversely impacted by industry changes relating to the use of performance marketing networks. For example, if retailers seek to bring the distribution of their digital coupon content in-house rather than using a performance marketing network, we would need to develop relationships with more retailers directly, which we might not be able to do and which could increase our sales, marketing and product expenses. Additionally, we face challenges associated with consumers’ increasing use of mobile devices to complete their online purchases. For example, many retailers currently do not recognize affiliate tracking links on their mobile-optimized websites or applications, and tracking mechanisms on mobile websites or applications may not function to allow retailers to properly attribute sales to us. As a result, we may not receive commission revenues when a consumer makes a purchase from their mobile device on a retailer’s mobile-optimized website after clicking through a digital coupon displayed on one of our websites or mobile applications if the retailer’s mobile monetization mechanisms are not enabled.

Moreover, as a result of dealing primarily with performance marketing networks, we have less of a direct relationship with retailers than would be the case if we dealt directly with retailers. The presence of performance marketing networks as intermediaries between us and retailers creates a challenge to building our own brand awareness and affinity with retailers. Additionally, in the event that our relationship with a performance marketing network were to terminate, our mechanism for receiving payments from the retailers we service through that network would terminate, which could materially and adversely impact our net revenues. On April 16, 2013, Google Affiliate Network announced that it planned to cease its operations and, on August 1, 2013, it disabled the affiliate tracking links that provide for the attribution of revenues to publishers such as us. Historically, we have received significant revenues from paid retailers through Google Affiliate Network. In 2012, for example, approximately 14.5% of our net revenues from paid retailers were derived through this network. Retailers representing approximately 90% of our revenues through this network successfully migrated to new networks with which we have a relationship. If the remaining paid retailers do not quickly establish a relationship with another performance marketing network with which we have a relationship, or a direct paid relationship with us, or if those retailers fail to implement in a timely manner affiliate tracking links with such a performance marketing network, or with us, our net revenues and profitability could be adversely impacted. If other performance marketing networks on which we rely were to cease their operations, or terminate their relationships with us, our business and operating results could be negatively impacted.

Some performance marketing networks that we work with could be considered our competitors because they also offer some components of our solution, including publishing digital coupons, on their own websites. If they further develop these capabilities, they may offer their own competitive solutions to retailers and, as a result, our ability to compete effectively could be significantly compromised and our business and operating results could be adversely affected.

If retailers alter the way they attribute credit to publishers in their performance marketing programs, our net revenues could decline and our operating results could be adversely affected.

Retailers often advertise and market digital coupons through performance marketing programs, a type of performance-based marketing in which a retailer rewards one or more publishers for each visitor or customer generated by the publisher’s own marketing efforts. When a consumer executes a purchase on a retailer’s website as a result of a performance marketing program, most performance marketing conversion tracking tools credit the most recent link or ad clicked by the consumer prior to that purchase. This practice is generally known as “last-click attribution.” We generate the vast majority of our net revenues through transactions for which we receive last-click attribution. In recent years, some retailers have sought, and in some cases adopted, alternatives to last-click attribution. These alternatives are primarily “first-click attribution,” which credits the first link or ad clicked by a consumer prior to executing a purchase, or “multichannel attribution,” which applies weighted values to each of a retailer’s advertisements and tracks how each of those advertisements contributed to a purchase. If retailers widely adopt first-click attribution, multichannel attribution or otherwise alter the ways they attribute credit for purchases to us, and if we are unable to adapt our business practices to such alterations, our net revenues could decline and our business, financial condition and operating results could be adversely affected.

The market in which we participate is intensely competitive, and we may not be able to compete successfully.

The market for digital coupon solutions is highly competitive, fragmented and rapidly changing. Our competition for traffic from consumers seeking to save money on online or in-store purchases includes digital coupon websites and mobile applications, cash back and loyalty websites, retailers, search engines, social networks, comparison shopping websites, newspapers and direct mail campaigns. Our competition for retailer marketing spend includes digital coupon sites that offer a pay-for-performance model, search engines and social networks that compete for online advertising spend and television, magazines and newspapers that compete for offline advertising spend. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our profitability. We also expect competition in e-commerce generally, and digital coupon solutions in particular, to continue to increase because there are no significant barriers to entry. A substantial number of digital coupon websites, including those that attempt to replicate our business model, have emerged globally. In addition to such competitors, we expect increasing competition from other large businesses that offer digital coupons similar to ours as an add-on to their core business. We also expect to compete against other Internet sites that serve niche markets and interests. In addition, we compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies that provide coupons and discounts on products and services.

Our success depends on the breadth, depth, quality and reliability of our digital coupon selection, as well as our continued innovation and ability to provide features that make our marketplace useful and appealing to consumers. If we are unable to develop quality features that consumers want to use, then consumers may become dissatisfied with our marketplace and elect to use the offerings of one of our competitors, which could adversely affect our operating results.

Certain of our larger potential competitors may have the resources to significantly change the nature of the digital coupon industry to their advantage, which could materially disadvantage us. For example, Google, Yahoo!, Bing and Facebook have widely adopted industry platforms which they could leverage to distribute digital coupons that could be disadvantageous to our competitive position.

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, be able to devote greater resources to the development, promotion, sale and support of their products and services, have more extensive consumer bases and deeper relationships, and may have longer operating histories and greater name recognition than we have. As a result, these competitors may be better able to respond quickly to new technologies, develop deeper retailer relationships or offer services at lower prices. Any of these developments would make it more difficult for us to sell our solutions and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share.

In the traditional coupon landscape, our primary competitors for advertising spend include publishers of printable coupons. Many of these competitors have significant consumer reach, well-developed retailer relationships, and much larger financial resources and longer operating histories than we have.

We also directly and indirectly compete with retailers for consumer traffic. Many retailers market and offer their own digital coupons directly to consumers using their own websites, email newsletter and alerts, mobile applications, social media presence and other distribution channels. Our retailers could be more successful than we are at marketing their own digital coupons or could decide to terminate their relationship with us because they no longer want to pay us to compete against them.

We may face competition from companies we do not yet know about. If existing or new companies develop, market or resell competitive digital coupon solutions, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed.

We have experienced rapid growth in recent periods. If we fail to manage our growth, our financial performance may suffer.

We have expanded our overall business, consumer traffic, paid retailers, employee headcount and operations in recent periods. We increased our total number of full-time employees and contractors from 35 as of December 31, 2010 to 373 as of June 30, 2013. We have also established or acquired operations in other countries. In 2011, we acquired VoucherCodes.co.uk, which is based in the U.K. In 2012, we acquired Web.Bons-de-Reduction.com and Poulpeo.com, which are based in France, and re-launched Deals.com in Germany. In March 2013, we acquired Actiepagina.nl, which is based in the Netherlands. In July 2013, we acquired Ma-Reduc.com, which is based in France. We previously had no presence in these countries. Our business is becoming increasingly complex, especially in light of the number of acquisitions we have integrated and are in the process of integrating. Our limited operating history, reliance on multiple websites and brands and our rapid expansion have placed, and will continue to place, a significant strain on our managerial, operational, product development, sales and marketing, administrative, financial and other resources.

We expect to continue to increase headcount and to hire more specialized personnel in the future. We will need to continue to hire, train and manage additional qualified website developers, software engineers, partner management personnel and sales and marketing staff in order to improve and maintain our technology to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed.

Further, to accommodate our expected growth we must add new hardware and software and improve and maintain our technology, systems and network infrastructure. Failure to effectively upgrade our technology or network infrastructure to support our expected increases in traffic volume could result in unanticipated system disruptions, slow response times or poor experiences for consumers. To manage the expected growth of our operations and personnel and to support financial reporting requirements as a public company, we will need to improve our transaction processing and reporting, operational and financial systems, procedures and controls. These improvements will be particularly challenging if we acquire new operations with different back-end systems. For example, we are in the process of converting the method of collecting a substantial portion of the data necessary to record our net revenues. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage our growth successfully and hire additional qualified personnel in an efficient manner, our business, financial conditions and operating results could be adversely affected.

We experience quarterly fluctuations in our operating results due to a number of factors that make our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our business is subject to seasonal fluctuations. Specifically, our net revenues are traditionally strongest in the third and fourth quarters of each year due to increases in holiday shopping. Conversely, our first and second quarter net revenues are typically lower.

Since the majority of our expenses are personnel-related and include salaries and stock-based compensation, benefits and incentive-based compensation plan expenses, we have not experienced significant seasonal fluctuations in the timing of our expenses from period to period other than increases in discretionary advertising and promotional spending during the third and fourth quarter holiday shopping period. We plan to continue to increase our investment in sales and marketing and product development substantially as we seek to leverage our solution to capitalize on what we see as a growing global opportunity. We also expect that our general and administrative expenses will increase both to support our growing operations and manage increased costs of operating as a public company. For the foregoing reasons or other reasons we may not anticipate, historical patterns should not be considered indicative of our future sales activity, expenditure levels or performance.

Factors that may affect our quarterly operating results include the following:

•	the number and quality of the digital coupons on our websites and mobile applications;

•	consumer visits to our websites and use of our mobile applications, and purchases of retail products by consumers resulting from those visits;

•	the success and costs of our online advertising and marketing initiatives, including advertising costs for paid search keywords that we deem relevant to our business;

•	the levels of compensation that retailers are willing to pay us to attract customers;

•	the amount that consumers spend when they make purchases using the digital coupons we provide;

•

market acceptance of our current and future solutions, including our ability to sell additional solutions to existing retailers and to add new retailers to our business in multiple regions around the world;

•	overall levels of consumer spending;

•	the budgeting cycles of our retailers;

•	the cyclical and discretionary nature of marketing spend and any resulting changes in the number and quality of digital coupons that retailers choose to offer;

•

changes in the competitive dynamics of the digital coupon industry, including consolidation among competitors, performance marketing networks or customers, and our reputation and brand strength relative to our competitors;

•	the response of consumers to our digital coupon content;

•	our ability to control costs, including our operating expenses;

•	network outages, errors in our solutions or security breaches and any associated expenses and collateral effects;

•	our ability to achieve the growth rate that was anticipated by us in setting our operating and capital expense budgets;

•	foreign currency exchange rate fluctuations, as our foreign sales and costs are denominated in local currencies;

•	costs related to acquisitions or licensing of, or investments in, products, services, technologies or other businesses and our ability to integrate and manage any acquisitions successfully; and

•	general economic and political conditions in our domestic and international markets.

As a result of these and other factors, we have a limited ability to forecast the amount of future net revenues and expenses, and our operating results may vary from quarter to quarter and may fall below our estimates or the expectations of public market analysts and investors. Fluctuations in our quarterly operating results may lead analysts to change their long-term models for valuing our common stock, cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or cause other unanticipated issues, all of which could cause our stock price to decline. As a result of the potential variations in our quarterly net revenues and operating results, we believe that quarter-to-quarter comparisons of our net revenues and operating results may not be meaningful and the results of any one quarter should not be relied upon as an indication of future performance.

If online commerce does not continue to grow, or contracts, our business may suffer.

The business of selling goods and services over the Internet, and the use of digital coupons in those transactions, is dynamic and relatively new. Concerns about fraud, privacy and other challenges may discourage additional consumers from adopting the Internet as a medium of commerce. Acquiring new customers for our marketplace and increasing consumer traffic may become more difficult and costly than it has been in the past, particularly in markets where our marketplace has been available for some time. In order to increase consumer traffic to our websites and use of our mobile applications, we must appeal to consumers who historically have used traditional means of commerce to purchase goods and services and may prefer alternatives to our websites, such as the retailer’s own website. If these consumers prove to be less active than consumers who are already providing traffic to our websites, or we are unable to gain efficiencies in our operating costs, including our cost of increasing consumer traffic to our websites, our business could be adversely impacted. Furthermore, to the extent that weak economic conditions cause consumer spending to decline or cause our customers and potential customers to freeze or reduce their marketing budgets, particularly in the online retail market, demand for our solutions may be negatively affected.

If we are not able to maintain a positive perception of the content available through our marketplace, maintain and enhance our RetailMeNot brand and the brands associated with each of our other websites, our reputation and business may suffer.

A decrease in the quality of the digital coupons available through our marketplace could harm our reputation and damage our ability to attract and retain consumers and retailers, which could adversely affect our business. Additionally, maintaining and enhancing our RetailMeNot brand and the brands of each of our other websites are critical to our ability to attract new retailers and consumers to our marketplace, generate net revenues and successfully introduce new solutions. We may not be able to successfully build our RetailMeNot brand in the U.S. without losing some or all of the value associated with, or decreasing the effectiveness of, our other brands. We expect that the promotion of our brands will require us to make substantial investments and as our market becomes more competitive, these branding initiatives may become increasingly difficult and expensive. The successful promotion of our brands will depend largely on our marketing and public relations efforts. If we do not successfully maintain and enhance our brands, we could lose consumer traffic, which could, in turn, cause retailers to terminate or reduce the extent of their relationship with us. Our brand promotion activities may not be successful or may not yield net revenues sufficient to offset this cost, which could adversely affect our reputation and business.

Our business model depends upon digital coupon inventory that we do not own or otherwise control, and the failure to maintain sufficient inventory or quality of the digital coupons available on our websites may adversely affect our perceived value by consumers and therefore retailers.

Our success depends on our ability to provide consumers with the digital coupons they seek. The vast majority of our revenues come from arrangements in which we are paid by retailers to promote their digital coupons. Additionally, approximately one-third of the digital coupons on our websites are submitted by users. Therefore, we do not own or control the inventory of content upon which our business depends. Because a large number of our digital coupons are submitted by users, our efforts to ensure the quality and reliability of those digital coupons are critical to our success. From time to time consumers submit complaints that our digital coupons are invalid or expired. If our algorithms and automated processes for sorting user-submitted digital coupons are ineffective, or if our employees responsible for manual review and curation of user-submitted digital coupons are unable to effectively select and sort the digital coupons that are reliable and most appealing to our users, we may be unable meet the needs of consumers and our operating results may be adversely affected.

Retailers have a variety of channels through which to promote their products and services. If these retailers elect to promote their coupons and discounts through other channels or not to promote coupons or discounts at all, or if our competitors are willing to accept lower commissions than we are to promote these digital coupons, our ability to obtain content may be impeded and our business, financial condition and operating results will be adversely affected. Similarly, if users do not contribute digital coupons to our websites, or if they contribute digital coupons that are not attractive or reliable, the digital coupon inventory in our marketplace may decrease or become less valuable to consumers. If we cannot maintain sufficient digital coupon inventory in our marketplace, consumers may perceive our marketplace as less relevant, consumer traffic to our websites and use of our mobile applications will decline and, as a result, our business, financial condition and operating results will be adversely affected.

Consumers are increasingly using mobile devices to access our content and if we are unsuccessful in expanding the capabilities of our digital coupon solutions for our mobile platforms to allow us to generate net revenues as effectively as our desktop platforms, our net revenues could decline.

Web usage and the consumption of digital content are increasingly shifting to mobile platforms such as smartphones and other connected devices. Industry-wide solutions to monetize digital coupon content effectively on these platforms are at an early stage of development and the future demand and growth prospects for digital coupon content on these mobile platforms is uncertain.

The growth of our business depends in part on our ability to deliver compelling solutions to retailers through these new mobile marketing channels. Our success on mobile platforms will be dependent on our interoperability with popular mobile operating systems that we do not control, such as Android, iOS and Windows Mobile, and any changes in such systems that degrade our functionality or give preferential treatment to competitive services could adversely affect usage of our services through mobile devices.

Further, to deliver high quality mobile offerings, it is important that our solutions integrate with a range of other mobile technologies, systems, networks and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards. For example, many retailers today do not recognize affiliate tracking links on their mobile websites, and affiliate tracking links on mobile websites may not function to allow retailers’ sales to be attributed to us. As a result, we may not receive commission revenues when a consumer executes a purchase on the retailer’s platform after clicking through a digital coupon displayed on our mobile website or in our mobile applications. If retailers fail to recognize affiliate tracking links on their mobile websites, or affiliate tracking links on mobile websites do not function to allow retailers’ sales to be attributed to us and our mobile traffic continues to increase or represent a higher percentage of our consumer traffic, our business could be harmed and our operating results could be adversely affected.

If we fail to achieve success with our mobile applications and mobile website, or if we otherwise fail to deliver effective solutions to advertisers for mobile platforms and other emerging platforms, our ability to monetize these growth opportunities will be constrained, and our business, financial condition and operating results would be adversely affected.

Our failure or the failure of third-party service providers to protect our platform and network against security breaches, or otherwise protect our confidential information, could damage our reputation and brand and substantially harm our business and operating results.

We deliver digital coupon content via our websites, mobile applications and email newsletter and alerts and social media presence, and we collect and maintain data about consumers, including personally identifiable information, as well as other confidential or proprietary information. Our security measures may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by our platform or that we or our third-party service providers otherwise maintain. Breaches of our security measures or those of our third-party service providers could result in unauthorized access to our platform or other systems; unauthorized access to and misappropriation of consumer information, including consumers’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our platform; deletion or modification of content, or the display of unauthorized content, on our websites or our mobile applications; or a denial of service or other interruption in our operations. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers, we and they may be unable to anticipate these attacks or to implement adequate preventative measures. Any actual or perceived breach of our security could damage our reputation and brand, expose us to a risk of loss or litigation and possible liability, require us to expend significant capital and other resources to alleviate problems caused by such breaches and deter consumers and retailers from using our online marketplace, which would harm our business, financial condition and operating results.

Interruptions or delays in service from third-party data center hosting facilities and other third parties could impair the delivery of our solutions and harm our business.

We currently serve our customers from third-party data center hosting facilities located in California, Virginia, the U.K., France, Germany and the Netherlands. All of our data gathering and analytics are conducted on, and the content we deliver is processed through, servers in these facilities. We also rely on bandwidth providers, internet service providers and mobile networks to deliver content. Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our service.

Despite precautions taken at our third-party data centers, these facilities may be vulnerable to damage or interruption from break-ins, computer viruses, denial-of-service attacks, acts of terrorism, vandalism or sabotage, power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes and similar events. The occurrence of any of these events, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in loss of data, lengthy interruptions in the availability of our services and harm to our reputation and brand. While we have disaster recovery arrangements in place, they have not been tested under actual disasters or similar events.

Additionally, our third-party data center facility agreements are of limited durations, and our third-party data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If for any reason we are unable to renew our agreements with these facilities on commercially reasonable terms or if our arrangement with one or more of our data centers is terminated, we could experience additional expense in arranging for new facilities and support, and we may experience delays in the provisioning of our solutions until an agreement with another data center facility can be arranged. This shift to alternate facilities could take more than 24 hours depending on the nature of the event, which could cause significant interruptions in the delivery of our solutions and adversely affect our business and reputation. In addition, the failure of these facilities to meet our capacity requirements could result in interruptions in the availability or functionality of our solutions or impede our ability to scale our operations.

Furthermore, we depend on continuous and uninterrupted access to the Internet through third-party bandwidth providers to operate our business. If we lose the services of one or more of our bandwidth providers for any reason or if their services are disrupted, we could experience disruption in our services or we could be required to retain the services of a replacement bandwidth provider, which could increase our operating costs and harm our business and reputation.

Any errors, defects, disruptions or other performance problems with our solutions could harm our reputation and may damage our retailers’ businesses. Interruptions in our solutions could cause retailers to terminate their contracts with us, which would likely reduce our net revenues and harm our business, operating results and financial condition.

An increase in the return rate of paid retailers’ products or a change in the categories of products retailers choose to promote using digital coupons could reduce our net revenues.

The commission revenues we receive from paid retailers is in part a function of the amount consumers purchase from paid retailers and net of product returns. We do not have control over the categories or quality of products or services that our retailers deliver, nor do we have control over the digital coupons they provide us. As a result, we rely on our historical experience for our estimate of returns. If paid retailers’ actual levels of returns are greater than the level of returns we estimate or if paid retailers elect to use digital coupon content to promote products and services with a higher return rate than what we have experienced historically, our net revenues could decline. Because some categories of products tend to experience higher return rates than others, a shift in the types of goods consumers purchase using our solutions could lead to an increase in returns and our net revenues could decline. Additionally, return rates in the foreign countries in which we operate are currently higher than return rates in the U.S. If we continue to expand our operations in countries with high return rates, our operating results may be negatively affected.

Regulatory, legislative or self-regulatory developments regarding Internet privacy matters could adversely affect our ability to conduct our business.

Consumer and industry groups have expressed concerns about online data collection and use by companies, which has resulted in the release of various industry self-regulatory codes of conduct and best practice guidelines that are binding for member companies and that govern, among other things, the ways in which companies can collect, use and disclose user information, how companies must give notice of these practices and what choices companies must provide to consumers regarding these practices. We are obligated in certain cases to comply with best practices or codes of conduct addressing matters, such as the online tracking of users or devices.

U.S. regulatory agencies have also placed an increased focus on online privacy matters and, in particular, on online advertising activities that utilize cookies, which are small files of non-personalized information placed on an Internet user’s computer, and other online tracking methods. Such regulatory agencies have released, or are expected to release, reports pertaining to these matters. For example, on March 26, 2012, the Federal Trade Commission, or FTC, issued a report on consumer privacy intended to articulate best practices for companies collecting and using consumer data. The report recommends companies adopt several practices that could have an impact on our business, including giving consumers notice and offering them choices about being tracked across other parties’ websites and implementing a persistent “Do Not Track” mechanism to enable consumers to choose whether to allow tracking of their online search and browsing activities, including on mobile devices. Various industry participants have worked to develop and finalize standards relating to a Do Not Track mechanism, and such standards may be implemented and adopted by industry participants at any time. We may be required or otherwise choose to adopt Do Not Track mechanisms, in which case our ability to use our existing tracking technologies and permit their use by performance marketing networks and other third parties could be impaired. This could cause our net revenues to decline and adversely affect our operating results.

U.S. and foreign governments have enacted, considered or are considering legislation or regulations that could significantly restrict industry participants’ ability to collect, augment, analyze, use and share anonymous data, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools. A number of bills have been proposed in the U.S. Congress in the past that contained provisions that would have regulated how companies can use cookies and other tracking technologies to collect and use information about consumers. Some of those bills also contained provisions that would have specifically regulated the collection and use of information, particularly geolocation information, from mobile devices. At least one such bill presently has been proposed in the U.S. Congress.

Additionally, the EU has traditionally imposed more strict obligations under data privacy laws and regulations. Individual EU member countries have had discretion with respect to their interpretation and implementation of EU data privacy laws, resulting in variation of privacy standards from country to country. Legislation and regulation in the EU and some EU member states requires companies to obtain specific types of notice and consent from consumers before using cookies or other tracking technologies. To comply with these requirements, the use of cookies or other similar technologies may require the user’s affirmative, opt-in consent. Additionally, in January 2012, the European Commission announced significant proposed reforms to its existing data protection legal framework that, if implemented, may result in a greater compliance burden with respect to our operations in Europe.

Changes in global privacy laws and regulations and self-regulatory regimes may force us to incur substantial costs or require us to change our business practices. This could compromise our ability to pursue our growth strategies effectively and may adversely affect the demand for our solutions or otherwise harm our business and financial condition. For instance, new privacy laws or regulations or changed interpretations of existing laws or regulations could require performance marketing networks or us to take additional measures to facilitate consumer privacy preferences or to limit or cease altogether the collection, use or disclosure of data. For example, one potential restriction on the use of cookies would allow a website that a consumer has elected to visit to continue to place cookies on the user’s browser without explicit consent, but would require the user’s explicit consent for a third party to place its cookies on the user’s browser. The recent FTC staff report also recommends that websites offer consumers a choice about whether the owner of the website can use third parties to track the consumer’s activity for certain purposes. We are dependent on third parties, including performance marketing networks, to place cookies on browsers of users that visit our websites. If in the future we are restricted from allowing cookies, if there is a material increase in the number of users who choose to opt out or block cookies and other tracking technologies, or if performance marketing networks’ cookies or other tracking mechanisms otherwise do not function properly, our ability to generate net revenues would be significantly impaired.

Finally, we may be subject to foreign laws regulating online advertising even in jurisdictions where we do not have any physical presence to the extent a digital media content provider has advertising inventory that we manage or to the extent that we collect and use data from consumers in those jurisdictions. Such laws may vary widely around the world, making it more costly for us to comply with them. Failure to comply may harm our business and our operating results could be adversely affected.

Changes in consumer sentiment or laws, rules or regulations regarding the use of cookies and other tracking technologies and other privacy matters could have a material adverse effect on our ability to generate net revenues and could adversely affect our ability to collect proprietary data on consumer shopping behavior.

Consumers may become increasingly resistant to the collection, use and sharing of information online, including information used to deliver advertising and to attribute credit to publishers in performance marketing programs, and take steps to prevent such collection, use and sharing of information. For example, consumer complaints and/or lawsuits regarding online advertising or the use of cookies or other tracking technologies in general and our practices specifically could adversely impact our business.

Consumers can currently opt out of the placement or use of most cookies for online advertising purposes by either deleting or disabling cookies on their browsers, visiting websites that allow consumers to place an opt-out cookie on their browsers, which instructs participating entities not to use certain data about consumers’ online activity for the delivery of targeted advertising, or by downloading browser plug-ins and other tools that can be set to: identify cookies and other tracking technologies used on websites; prevent websites from placing third-party cookies and other tracking technologies on the user’s browser; or block the delivery of online advertisements on websites and applications.

Changes in device and software features could make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies. In particular, the default settings of consumer devices and software may be set to prevent the placement of cookies unless the user actively elects to allow them. For example, Apple’s Safari browser currently has a default setting under which third-party cookies are not accepted, and users must activate a browser setting to enable cookies to be set. Additionally, Mozilla Corporation announced on February 25, 2013, that its Firefox browser also will not accept third-party cookies by default. On February 22, 2012, the Digital Advertising Alliance announced that its members will work to add browser-based header signals to the set of tools by which consumers can express their preferences not to be tracked online. A recent FTC report on consumer privacy calls for the development and implementation of a persistent Do Not Track mechanism that enable consumers to choose whether to allow the tracking of their online search and browsing activities. Various industry participants have worked to develop and finalize standards relating to a Do Not Track mechanism, and such standards may be implemented and adopted by industry participants at any time.

We are dependent on performance marketing networks or in some instances, retailers, to place cookies on browsers of users that visit our websites or to use other tracking mechanisms to allow retailer sales through our marketplace to be attributed to us, and if we are restricted from allowing these or if they do not function in a manner that allows retailer sales through our marketplace to be attributed to us, our ability to generate net revenues would be significantly impaired. In particular, if consumer sentiment regarding privacy issues or the development and deployment of new browser solutions or other Do Not Track mechanisms results in a material increase in the number of users who choose to opt out or block cookies and other tracking technologies or who are otherwise using browsers where they need to, and fail to, configure the browser to accept cookies, or otherwise results in cookies or other tracking technologies not functioning properly, our ability to conduct our business, operating results and financial condition would be adversely affected.

In addition to this change in consumer preferences, if retailers or brands perceive significant negative consumer reaction to targeted online advertising or the tracking of consumers’ online activities, they may determine that such advertising or tracking has the potential to negatively impact their brand. In that case, advertisers may limit or stop the use of our solutions, and our operating results and financial condition would be adversely affected.

Our business practices with respect to data and consumer protection could give rise to liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy, data protection and consumer protection.

Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we collect. We strive to comply with all applicable laws, regulations, self-regulatory requirements and legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot assure you that our practices have complied, comply, or will comply fully with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with federal, state or international laws or regulations, including laws and regulations regulating privacy, data security, marketing communications or consumer protection, or other policies, self-regulatory requirements or legal obligations could result in harm to our reputation, a loss in business, and proceedings or actions against us by governmental entities, consumers, retailers or others. We may also be contractually liable to indemnify and hold harmless performance marketing networks or other third parties from the costs or consequences of noncompliance with any laws, regulations, self-regulatory requirements or other legal obligations relating to privacy, data protection and consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Any such proceeding or action, and any related indemnification obligation, could hurt our reputation, force us to incur significant expenses in defense of these proceedings, distract our management, increase our costs of doing business and cause consumers and retailers to decrease their use of our marketplace, and may result in the imposition of monetary liability.

Government regulation of the Internet, e-commerce and m-commerce is evolving, and unfavorable changes or failure by us to comply with these laws and regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet, e-commerce and m-commerce in a number of jurisdictions around the world. Existing and future regulations and laws could impede the growth of the Internet, e-commerce, m-commerce or other online services. These regulations and laws may involve taxation, tariffs, privacy and data security, anti-spam, data protection, content, copyrights, distribution, electronic contracts, electronic communications and consumer protection. It is not clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet as the vast majority of these laws and regulations were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet, e-commerce or m-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet, e-commerce or m-commerce may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot assure you that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business, and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant resources in defense of these proceedings, distract our management, increase our costs of doing business, and cause consumers and retailers to decrease their use of our marketplace, and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of noncompliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites and mobile applications or may even attempt to completely block access to our marketplace. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected and we may not be able to maintain or grow our net revenues as anticipated.

As we develop and provide solutions, we may be subject to additional and unexpected regulations, which could increase our costs or otherwise harm our business.

As we develop and provide solutions that address new market segments, we may become subject to additional laws and regulations, which could create unexpected liabilities for us, cause us to incur additional costs or restrict our operations.

We have begun to introduce new product offerings, which may be subject to regulation by federal, state and local authorities and by authorities in foreign countries. For example, unlike our other solutions, in order to facilitate card-linked offers which we are considering, we must acquire and store consumer credit card data. The storage of credit card data requires compliance with the Payment Card Industry Data Security Standard, or PCI DSS, which compliance certification we recently obtained. Under the PCI DSS, we are required to adopt and implement internal controls over the use, storage and security of credit card data to help prevent credit card fraud. Failure to comply with this standard or other loss of our PCI DSS compliance would result in breaches of contractual obligations with our payment processors, may subject us to fines, penalties, damages and civil liability and could eventually prevent us from processing or accepting credit cards.

From time to time, we may be notified of or otherwise become aware of additional laws and regulations that governmental organizations or others may claim should be applicable to our business. Our failure to anticipate the application of these laws and regulations accurately, or other failure to comply, could create liability for us, result in adverse publicity or cause us to alter our business practices, which could cause our net revenues to decrease, our costs to increase or our business otherwise to be harmed.

We may face liability for, and may be subject to claims related to, inaccurate or outdated content provided to us, or content provided to us without permission, which could require us to pay significant damages, may be extremely costly to defend even if decided in our favor and could limit our ability to operate.

The information on our websites and applications that is provided by performance marketing networks and retailers and collected from third parties relates to digital coupons from retailers participating in the digital coupon industry. We are exposed to the risk that some of this content may contain inaccurate or outdated information about retailer products or services or the discounts thereon, or digital coupons that are not made available or intended to be made available to all consumers. This could cause consumers and retailers to lose confidence in the information provided on our platform or become dissatisfied with our platform and result in lawsuits being filed against us.

In addition, we may face potential liability relating to information that is published or made available through our marketplace, including information generated by us, user-generated content and proprietary information of third parties. This content may expose us to claims related to trademark and copyright infringement and other intellectual property rights, rights of privacy, defamation, fraud, negligence, breach of contract, tortious interference, unfairness, deceptiveness, false or misleading advertising, personal injury torts, noncompliance with state or federal laws relating to digital coupons or other theories based on the nature and content of the information. The laws relating to the liability of service providers for activities of their users is currently unsettled both within the U.S. and internationally, although risks related to these types of lawsuits may be enhanced in certain jurisdictions outside the U.S. where our protection from liability for third-party actions is more unclear and where we may be less protected under local laws than we are in the U.S.

Such claims or lawsuits could divert the time and attention of management and technical personnel away from our business and result in significant costs to investigate and defend, regardless of the merits of the claims, as well as significant damages if we are found liable. The scope and amount of our insurance may not adequately protect us against these types of damages. Additionally, as a result of such claims, we may elect or be compelled to remove valuable content from our websites or mobile applications, which could decrease the usefulness of our platform for consumers and result in less traffic to our websites and less usage of our mobile applications. If any of these events occur, our business and financial results could be adversely affected.

Our business could suffer if the jurisdictions in which we operate change the way in which they regulate user-generated content.

Our business, including our ability to operate and expand internationally, could be adversely affected if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices related to user-generated content and that requires changes to these practices or the design of our platform or solutions. For example, if legislation is passed that limits the immunities afforded to websites that publish user-generated content, we may be compelled to remove content from our platform that we would otherwise publish or restrict the types of businesses that we can promote coupon content for, among other changes. Legislative changes such as these were proposed in the U.S. last year and could increase our operating costs and make it more difficult for consumers to use our platform, resulting in less consumer traffic and net revenues, and our business and operating results could suffer.

If Texas or any other jurisdiction in which we are resident implements regulations that impose sales tax on certain e-commerce or m-commerce transactions involving the use of performance marketing programs, our net revenues could decline and our business, financial condition and operating results will be adversely affected.

In 2008, New York implemented regulations that require retailers to collect and remit sales taxes on sales made to residents of New York if the publisher that facilitated that sale is a New York resident. In 2011, Illinois and California each passed similar regulations. In addition, several other states have proposed similar regulations, although some of the regulations proposed by these other states have not passed. None of these sales tax requirements have had a material impact on our results of operations to date. However, if Texas or any other jurisdiction in which we are resident were to pass similar regulations, we believe a substantial number of the retailers that we work with would cease using our marketplace or significantly alter the manner in which they pay us. This would decrease our sales and our business, financial condition and operating results would be adversely affected.

The growth of e-commerce and m-commerce in the U.S. could suffer if the federal government implements new regulations that obligate retailers, or permit states to obligate retailers, to collect sales taxes from consumers on certain e-commerce or m-commerce transactions, which would adversely affect our growth.

Legislation introduced in the 113th Congress in 2013, including H.R. 684 and S. 336, would grant states the authority to require out-of-state retailers to collect and remit sales taxes. The adoption of remote sales tax collection legislation would result in the imposition of sales taxes and additional costs associated with complex sales tax collection, remittance and audit compliance requirements on many of our retailers, which would make selling online or through mobile applications less attractive for these retailers. Additionally, the introduction of new or increased taxes applicable to online transactions could make online purchases less attractive to consumers relative to in-store retail purchases. These changes could substantially impair the growth of e-commerce and m-commerce in the U.S., and could diminish our opportunity to derive financial benefit from our activities in the U.S.

We may be sued by third parties for infringement or other violation of their intellectual property or proprietary rights.

Internet, advertising and e-commerce companies frequently are subject to litigation based on allegations of infringement, misappropriation, dilution or other violations of intellectual property rights. Some Internet, advertising and e-commerce companies, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us.

Third parties have asserted, and may in the future assert, that we have infringed, misappropriated or otherwise violated their intellectual property rights.

For instance, the use of our technology to provide our solutions could be challenged by claims that such use infringes, dilutes, misappropriates or otherwise violates the intellectual property rights of a third party. In addition, we may face claims that content published or made available through our websites or mobile applications violates third-party intellectual property rights. For example, retailers and other third parties frequently have complained that their trademarks, copyrights or other intellectual property are being used on our websites without their permission and in violation of their rights or in violation of laws or regulations.

As we face increasing competition and as a public company, the possibility of intellectual property rights claims against us grows. Such claims and litigation may involve patent holding companies or other adverse intellectual property rights holders who have no relevant product revenue, and therefore our own pending patents and other intellectual property rights may provide little or no deterrence to these rights holders in bringing intellectual property rights claims against us. There may be intellectual property rights held by others, including issued or pending patents and trademarks, that cover significant aspects of our technologies, content, branding or business methods, and we cannot assure that we are not infringing or violating, and have not violated or infringed, any third-party intellectual property rights or that we will not be held to have done so or be accused of doing so in the future.

Any claim that we have violated intellectual property or other proprietary rights of third parties, with or without merit, and whether or not settled out of court or determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of management and technical personnel from our business. Furthermore, an adverse outcome of a dispute may result in an injunction and could require us to pay substantial monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property rights. Any settlement or adverse judgment resulting from such a claim could require us to enter into a licensing agreement to continue using the technology, content or other intellectual property that is the subject of the claim; restrict or prohibit our use of such technology, content or other intellectual property; require us to expend significant resources to redesign our technology or solutions; and require us to indemnify third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. There also can be no assurance that we would be able to develop or license suitable alternative technology, content or other intellectual property to permit us to continue offering the affected technology, content or services to our customers. Any of these events could harm our business, operating results and financial condition.

Failure to protect or enforce our intellectual property rights could harm our business and results of operations.

We pursue the registration of our patentable technology, domain names, trademarks and service marks in the U.S. and in certain jurisdictions abroad. We also strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We typically enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, we may not be successful in executing these agreements with every party who has access to our confidential information or contributes to the development of our technology or intellectual property rights. Those agreements that we do execute may be breached, and we may not have adequate remedies for any such breach. These contractual arrangements and the other steps we have taken to protect our intellectual property rights may not prevent the misappropriation or disclosure of our proprietary information nor deter independent development of similar technology or intellectual property by others.

Effective trade secret, patent, copyright, trademark and domain name protection is expensive to obtain, develop and maintain, both in terms of initial and ongoing registration or prosecution requirements and expenses and the costs of defending our rights. We are seeking to protect our patentable technology, trademarks and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming. We have 24 pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims or we may otherwise be unable to obtain patent protection for the technology covered in our pending patent applications. Even if patents are issued, they and our trademarks and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Moreover, any issued patents may not provide us with a competitive advantage and, as with any technology, competitors may be able to develop similar or superior technologies to our own, now or in the future.

Additionally, in the U.S., the central provisions of the Leahy-Smith America Invents Act became effective recently. Among other things, this law switched U.S. patent rights from the former “first-to-invent” system to a “first inventor-to-file” system. This may result in inventors and companies having to file patent applications more frequently to preserve rights in their inventions. This may favor larger competitors that have the resources to file more patent applications.

Monitoring unauthorized use of the content on our websites and mobile applications, and our other intellectual property and technology, is difficult and costly. Our efforts to protect our proprietary rights and intellectual property may not have been and may not be adequate to prevent their misappropriation or misuse. Third parties from time to time copy content or other intellectual property or technology from our solutions without authorization and seek to use it for their own benefit. We generally seek to address such unauthorized copying or use, but we have not always been successful in stopping all unauthorized use of our content or other intellectual property or technology, and may not be successful in doing so in the future. Further, we may not have been and may not be able to detect unauthorized use of our technology or intellectual property, or to take appropriate steps to enforce our intellectual property rights. Our competitors may also independently develop similar technology. Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which our solutions or technology are hosted or available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Further, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. The laws in the U.S. and elsewhere change rapidly, and any future changes could adversely affect us and our intellectual property. Our failure to meaningfully protect our intellectual property rights could result in competitors offering solutions that incorporate our most technologically advanced features, which could reduce demand for our solutions.

We may find it necessary or appropriate to initiate claims or litigation to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of intellectual property rights claimed by others. Litigation is inherently uncertain and any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results. If we fail to maintain, protect and enhance our intellectual property, our business and operating results may be harmed.

We may be unable to continue the use of our domain names, or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brands, trademarks or service marks.

We have registered domain names for our websites that we use in our business. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our solutions under a new domain name, which could cause us substantial harm, or to incur significant expense in order to purchase rights to the domain name in question. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered in the U.S. and elsewhere. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brands, trademarks or service marks. Protecting and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of management’s attention.

The consumer traffic to our websites and mobile applications may decline and our business may suffer if other companies copy information from our platform and publish or aggregate it with other information for their own benefit.

From time to time, other companies copy information or content from our platform, through website scraping, robots or other means, and publish or aggregate it with other information for their own benefit. When third parties copy, publish or aggregate content from our platform, it makes them more competitive, and decreases the likelihood that consumers will visit our websites or use our mobile applications to search and discover the information they seek, which could negatively affect our business, results of operations and financial condition. We may not be able to detect such third-party conduct in a timely manner or at all and, even if we are able to identify these situations, we may not be able to prevent them and have not always been able to prevent them in the past. In some cases, particularly in the case of websites operating outside of the U.S., our available remedies may be inadequate to protect us against such practices. In addition, we may be required to expend significant financial or other resources to successfully enforce our rights.

We rely on information technology to operate our business and maintain competitiveness, and any failure to adapt to technological developments or industry trends could harm our business.

We depend on the use of information technologies and systems. As our operations grow in size and scope, we must continuously improve and upgrade our systems and infrastructure while maintaining or improving the reliability and integrity of our infrastructure. Our future success also depends on our ability to adapt our systems and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of our solutions in response to competitive services and product offerings. The emergence of alternative platforms such as smartphones and tablets and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require new investment in technology. New developments in other areas, such as cloud computing, could also make it easier for competition to enter our markets due to lower up-front technology costs. In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner.

Some of our solutions contain open source software, which may pose particular risks to our proprietary software and solutions.

We use open source software in our solutions and will use open source software in the future. Some licenses governing our use of open source software contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in certain manners. Although we monitor our use of open source software, we cannot assure you that all open source software is reviewed prior to use in our solutions, that our programmers have not incorporated open source software into our solutions, or that they will not do so in the future. Additionally, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts. There is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our solutions. In addition, the terms of open source software licenses may require us to provide software that we develop using such open source software to others on unfavorable license terms. As a result of our current or future use of open source software, we may face claims or litigation, be required to release our proprietary source code, pay damages for breach of contract, re-engineer our solutions, discontinue making our solutions available in the event re-engineering cannot be accomplished on a timely basis or take other remedial action. Any such re-engineering or other remedial efforts could require significant additional research and development resources, and we may not be able to successfully complete any such re-engineering or other remedial efforts. Further, in addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business, financial condition and operating results.

We are subject to international business uncertainties that could adversely affect our operations and operating results.

Our net revenues from operations outside the U.S. comprised 20.8% and 17.1% of our net revenues for the six months ended June 30, 2013 and for 2012, respectively, and we expect this percentage to increase in the future. Currently, we have operations in the U.K., France, the Netherlands and Germany. We intend to expand our existing operations in these countries as well as establish a presence in additional countries to grow our international sales. Operating in foreign countries requires significant resources and management attention, and we have limited experience entering new geographic markets. In addition, the varying commercial and Internet infrastructure in other countries may make it difficult for us to replicate our business model. In many countries, we compete with local companies that have more experience in their respective markets than we do, and we may not benefit from first-to-market advantages. To achieve widespread acceptance in new countries and markets, we must continue to tailor our solutions and business model to the unique circumstances of such countries and markets, which can be difficult and costly. Failure to adapt practices and models effectively to each country into which we expand could slow our international growth. We cannot assure you that our international efforts will be successful. International sales and operations may be subject to risks such as:

•	competition with local or foreign companies entering the same markets;

•	the cost and resources required to localize our solutions, while maintaining retailer and consumer satisfaction such that our marketplace will continue to attract high quality retailers;

•	difficulties in staffing and managing foreign operations due to distance, time zones, language and cultural differences;

•	higher product return rates;

•

burdens of complying with a wide variety of laws and regulations, including regulation of digital coupon terms, Internet services, privacy and data protection, bulk emailing and anti-competition regulations, which may limit or prevent us from offering of our solutions in some jurisdictions or limit our ability to enforce contractual obligations;

•	adverse tax effects and foreign exchange controls making it difficult to repatriate earnings and cash;

•	political and economic instability;

•	terrorist activities and natural disasters;

•	differing employment practices and laws and labor disruptions;

•	technology compatibility;

•	credit risk and higher levels of payment fraud;

•	increased financial accounting and reporting burdens and complexities and difficulties in implementing and maintaining adequate internal controls;

•	slower adoption of the Internet as an advertising, broadcast and commerce medium in certain of those markets as compared to the U.S.;

•	lower levels of consumer spending and fewer opportunities for growth compared to the U.S.;

•	preference for local vendors; and

•	different or lesser degrees of intellectual property protection.

In addition, the U.S. has in the past proposed, and is currently evaluating, changes to the corporate tax structure that would include taxation of offshore earnings of U.S. businesses. If this were to occur, our effective tax rates would likely increase. Further, we are subject to U.S. and foreign legislation, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act. While we maintain high standards of ethical conduct, our policies, training and monitoring of compliance with applicable anti-corruption laws are at a very early stage of development. If any of our employees or agents were to violate these laws in the conduct of our business, we could be subject to substantial penalties and our reputation could be impaired.

These factors could have an adverse effect on our net revenues from advertisers located outside the U.S. and, consequently, on our business and operating results.

We may be unable to identify suitable acquisition candidates, effectively integrate newly acquired businesses, or achieve expected operating results from acquisitions.

Part of our growth strategy is to increase our net revenues and improve our operating results through the acquisition of similar or complementary businesses. There can be no assurance that suitable candidates for acquisitions will be identified or, if suitable candidates are identified, that acquisitions can be completed on acceptable terms, if at all.

Since our inception, we have completed ten acquisitions, and we may continue to make acquisitions in the future. Our success will depend in part on our ability to identify, negotiate, and complete acquisitions, and integrate the acquired businesses and, if necessary, satisfactory debt or equity financing to fund those acquisitions. As is the case with our current facility, if we finance an acquisition with debt financing, we will incur interest expense and may have to comply with financing covenants or secure the debt obligations with our assets. Mergers and acquisitions are inherently risky, and any mergers and acquisitions we complete may not be successful. Any mergers and acquisitions we undertake in the future would involve numerous risks, any of which could have a material adverse effect on our business and the market price of our common stock, including the following:

•

use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions, which may limit our operational flexibility and other potential uses of our cash, including stock repurchases, dividend payments and retirement of outstanding indebtedness;

•	expected and unexpected costs incurred in identifying and pursuing acquisitions and performing due diligence on potential acquisition targets that may or may not be successful;

•	failure of the acquired company to achieve anticipated consumer traffic, revenue, earnings or cash flows;

•	our responsibility for the liabilities of the businesses we acquire, including the assumption of liabilities that were not disclosed to us or that exceed our estimates;

•	difficulties in integrating and managing the combined operations, technologies and solutions;

•

failure to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company, including issues related to intellectual property, solution quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues;

•	diversion of management’s attention or other resources from our existing business;

•	inability to maintain the key business relationships and the reputations of the businesses we acquire;

•	difficulties in assigning or transferring technology or intellectual property licensed by acquired companies from third parties to us or our subsidiaries;

•	uncertainty of entry into markets in which we have limited or no prior experience or in which competitors have stronger market positions;

•	our dependence on unfamiliar retailers or performance marketing networks of the companies we acquire;

•	insufficient incremental revenue to offset our increased expenses associated with acquisitions;

•	our inability to maintain internal standards, controls, procedures and policies;

•

challenges in integrating and auditing the financial statements of acquired companies that have not historically prepared financial statements in accordance with U.S. generally accepted accounting principles;

•	impairment of goodwill or other intangible assets such as trademarks or other intellectual property arising from acquisitions;

•	amortization of expenses related to acquired intangible assets and other adverse accounting consequences;

•	potential loss of key employees from the companies we acquire; and

•	dilution of our stockholders’ ownership interests if we finance all or a portion of the purchase price of any acquisition by issuing equity.

Further, we rely heavily on the representations and warranties provided to us by the sellers of acquired companies, including as they relate to creation of, ownership of and rights in intellectual property, existence of open source code, existence of encumbrances and operating restrictions and compliance with laws and contractual requirements. If any of these representations and warranties are inaccurate or breached, such inaccuracy or breach could result in costly litigation and assessment of liability for which there may not be adequate recourse against such sellers, in part due to contractual time limitations and limitations of liability.

We may need additional capital in the future, which may not be available to us on favorable terms, or at all, and may dilute your ownership of our Series 1 common stock.

We have an aggregate of 89,233,285 shares of Series 1 common stock authorized but unissued and not reserved for issuance under our stock option plans or otherwise. We may issue all of these shares without any action or approval by our stockholders, subject to certain limitations of the NASDAQ Global Select Market. We may require additional capital from equity or debt financing in the future in order to take advantage of strategic opportunities, or to support our existing business. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility, including our ability to issue or repurchase equity, develop new or enhanced existing products, complete acquisitions or otherwise take advantage of business opportunities. If we raise additional funds or finance acquisitions through issuances of equity, convertible debt securities or other securities convertible into equity, you and our other stockholders could suffer significant dilution in your percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our Series 1 common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

If our management team does not remain with us in the future, our business, operating results and financial condition could be adversely affected.

We have been successful in attracting a knowledgeable and talented management team. Our future success depends in large part on our ability to attract and retain high-quality management and operating personnel. Our senior management team’s in-depth knowledge of and deep relationships with the participants in our industry are extremely valuable to us. Our business also requires skilled technical and marketing personnel, who are in high demand and are often subject to competing offers. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business, could harm our operating results and impair our ability to grow.

To attract and retain key personnel, we use various measures, including an equity incentive program and incentive bonuses for executive officers and other employees. These measures may not be enough to attract and retain the personnel we require to operate our business effectively. We also have a number of employees who were granted stock options over the past few years that have an exercise price per share that is significantly lower than the current fair market value. If we are successful as a public company, these employees may choose to exercise their options and sell the shares, recognizing a substantial gain. As a result, it may be difficult for us to retain such employees.

Our management team has limited experience managing a public company, and regulatory compliance may divert its attention from the day-to-day management of our business.

Some of the individuals who now constitute our management team have limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our continued transition to a public company that will be subject to significant regulatory oversight and reporting obligations under the federal securities laws. In particular, these new obligations will require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business, which could materially and adversely impact our business operations.

Our management team has a limited history of working together and may not be able to execute our business plan.

Our management team has worked together for only a limited period of time and has a limited track record of executing our business plan as a team. In addition, we have recently filled a number of positions in our senior management and finance and accounting staff. Accordingly, certain key personnel have only recently assumed the duties and responsibilities they are now performing, and it is difficult to predict whether our management team, individually and collectively, will be effective in operating our business.

If we are unable to attract additional partner management and sales representatives, or if a significant number of our partner manager or sales representatives leave us, our ability to increase our net revenues could be negatively impacted.

Our ability to expand our business will depend, in part, on our ability to attract additional partner management and sales representatives. Competition for qualified partner managers and sales representatives can be intense, and we may be unable to hire additional team members when we need them or at all. Any difficulties we experience in attracting additional partner managers or sales representatives could have a negative impact on our ability to expand our retailer base, increase net revenues and continue our growth.

In addition, we must retain our current partner management and sales representatives and properly incentivize them to obtain new retailer relationships. If a significant number of our partner managers and sales representatives were to leave us or join our competitors, our net revenues could be negatively impacted. In certain circumstances, we have entered into agreements with our partner managers and sales representatives that contain non-compete provisions to mitigate this risk, but we may need to litigate to enforce our rights under these agreements, which could be time-consuming, expensive and ineffective. A significant increase in the turnover rate among our current partner managers or sales representatives could also increase our recruiting costs and decrease our operating efficiency, which could lead to a decline in our net revenues and profitability.

If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork and focus that contribute to our business.

We believe that a critical component of our success has been our corporate culture, which we believe fosters innovation, encourages teamwork, cultivates creativity and promotes focus on execution. We have invested substantial time, energy and resources in building a highly collaborative team that works together effectively in an environment designed to promote openness, honesty, mutual respect and the pursuit of common goals. As we continue to develop the infrastructure of a public company and continue to grow, we may find it difficult to maintain these valuable aspects of our corporate culture and to attract competent personnel who are willing to embrace our culture. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain personnel, encourage innovation and teamwork and effectively focus on and pursue our corporate objectives.

The intended tax benefits of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business.

Our corporate structure and intercompany arrangements, including the manner in which we develop and use our intellectual property and the transfer pricing of our intercompany transactions, are intended to reduce our worldwide effective tax rate. The application of the tax laws of various jurisdictions, including the U.S., to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine that the manner in which we operate our business does not achieve the intended tax consequences, which could increase our worldwide effective tax rate and harm our financial position and results of operations. In order to effectively structure and execute our international tax strategy we will need to continue to hire, train and manage qualified personnel. If our new hires underperform, or if we are unsuccessful in hiring, training, managing and integrating these new employees, our business may be harmed.

Our corporate structure includes legal entities located in jurisdictions with income tax rates lower than the U.S. statutory tax rate. Our intercompany arrangements allocate income to such entities in accordance with arm’s-length principles and commensurate with functions performed, risks assumed and ownership of valuable corporate assets. We believe that income taxed in certain foreign jurisdictions at a lower rate relative to the U.S. statutory rate will have a beneficial impact on our worldwide effective tax rate.

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in foreign currency exchange rates or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. As we operate in numerous taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In particular, there is uncertainty in relation to the U.S. tax legislation in terms of the future corporate tax rate but also in terms of the U.S. tax consequences of income derived from intellectual property held overseas in low tax jurisdictions.

Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the tax benefits which we intend to derive could be undermined if we are unable to adapt the manner in which we operate our business and if tax laws change.

The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our financial condition and results of operations.

The current administration has made public statements indicating that it has made international tax reform a priority, and key members of the U.S. Congress have conducted hearings and proposed new legislation. Recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the U.S. are repatriated to the U.S., as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings, as well as cash and cash equivalent balances we currently maintain outside of the U.S. Due to the expanding scale of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and harm our financial condition and results of operations.

We rely on performance marketing networks and retailers to determine the amount payable to us accurately. If their reports are inaccurate or delayed, our operating results could be harmed and we could experience fluctuations in our performance.

Our performance marketing networks and retailers typically pay us on a monthly basis based upon sales generated from digital coupons. We rely on our performance marketing networks and retailers to report accurately and in a timely manner the amount of commission revenues earned by us. We calculate our net revenues, prepare our financial reports, projections and budgets and direct our advertising, marketing and other operating efforts based on reports we receive from our performance marketing networks and retailers. It is difficult for us to determine independently whether our performance marketing networks or retailers are reporting all revenue data due to us. We have occasionally experienced instances of incomplete or delayed reports from our performance marketing networks and retailers, and we generally do not have the contractual right to audit our performance marketing networks or retailers. To the extent that our performance marketing networks or retailers fail to report accurately the amount of net revenues payable to us in a timely manner or at all, we will not recognize and collect net revenues to which we are entitled, which could harm our operating results. If we are allowed to audit a performance marketing network or retailer and do so, or if we otherwise dispute the accuracy of a revenue report a performance marketing network or retailer has delivered to us, our recognition of net revenues to which we may ultimately be entitled could be delayed. Conversely, if a performance marketing network or retailer delivers a report overstating the amount of net revenues earned by us in one period and attempts to reverse the overpayment in a subsequent period, whether by seeking a refund from us or reducing a future payment due to us, our recognition of revenue could be overstated. Any such delay or overstatement in our revenue recognition could harm our business and operating results.

We obtain the revenue reporting information from our performance marketing networks using a variety of methods, including the use of file transfer protocol file feeds, various application programming interfaces provided by the performance marketing networks and manual downloads of data from the performance marketing networks’ web portals. However, we currently use only file transfer protocol file feeds and manual downloads when collecting the data we use to record our net revenues. The use of these methods inherently subjects us to lower levels of internal control over revenue data, which could result in a misstatement of our net revenues. We are in the process of converting our method of collecting a substantial portion of the data necessary to record our net revenues. We intend to automate this process by using the various application programming interfaces provided by the performance marketing networks. While we have developed detailed testing plans for the conversion to this new method, there is an inherent risk that some errors may go undetected for a period of time following conversion, which could result in a misstatement of our net revenues.

If we are unable to comply with all covenants of our current and future debt arrangements, and if our lenders fail to waive any violation of those covenants by us, we could be subject to substantial penalties, which would impair our ability to operate and adversely affect our operating results.

We currently have a term debt facility that provides us with cash, which we use to fund our operations and which requires us to comply with a number of restrictive covenants. We may enter into other debt arrangements in the future, which may contain similar or additional restrictive covenants. We are currently subject to covenants related to minimum cash balances and liquidity, net income and defense of our intellectual property, among others. We may become subject to additional covenants in connection with future debt arrangements. If we are unable to comply with one or more covenants applicable to us and our lenders are unwilling to waive our noncompliance, our lenders may have the right to terminate their commitments to lend to us, cause all amounts outstanding to become due and payable immediately, sell certain of our assets which are collateral for our obligations and take other measures which may impair our operations. If funds under our loan arrangements become unavailable or if we are forced unexpectedly to repay amounts outstanding under our loan arrangements, our assets and cash flow may be insufficient to make such repayments or may leave us with insufficient funds to continue our operations as planned and would have a material adverse effect on our business.

We are subject to currency exchange risk in connection with our international business operations.

Cash inflows and outflows in our international operations are typically denominated in currencies other than the U.S. dollar, which is our functional currency for financial reporting purposes. For the six months ended June 30, 2013 and for 2012, approximately 20.8% and 17.1%, respectively, of our net revenues were denominated in such foreign currencies. Our reliance on foreign currencies subjects our financial results to fluctuations in currency exchange rates and changes in the proportion of our net revenues and expenses attributable to each of our foreign locations. We recognized a foreign exchange loss of $40,000 in 2012. In addition, we expect our exposure to fluctuations in foreign exchange rates to increase as we expand our business in existing and new international markets. Although we do not currently engage in any hedging activities relating to foreign currency, we may in the future enter into hedging arrangements in order to manage foreign currency translation but such activity may not completely eliminate fluctuations in our operating results. Foreign currency exchange rate fluctuations could adversely impact our profitability.

We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.

We are required under GAAP to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. The events and circumstances we consider include the business climate, legal factors, operating performance indicators and competition. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This could adversely impact our results of operations.

Risks Related to the Ownership of Our Series 1 Common Stock

Our stock price may be volatile.

The trading price of our Series 1 common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, including the risk factors described in this section of the Quarterly Report on Form 10-Q, and other factors beyond our control. Factors affecting the trading price of our Series 1 common stock include:

•	variations in our operating results or the operating results of similar companies;

•	announcements of technological innovations, new services or service enhancements and strategic alliances or agreements by us or by our competitors;

•	marketing and advertising initiatives by us or our competitors;

•	the gain or loss of retailer relationships;

•	threatened or actual litigation;

•	major changes in our management;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that follow our Series 1 common stock;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	the overall performance of the equity markets;

•	sales of shares of our Series 1 common stock by existing stockholders;

•	volatility in our stock price, which may lead to higher stock-based compensation expense under applicable accounting standards;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business; and

•	the market’s reaction to our reduced disclosure as a result of being an emerging growth company under the JOBS Act.

In addition, the stock market in general and the market for e-commerce companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may harm the market price of our Series 1 common stock regardless of our actual operating performance.

Each of these factors, among others, could adversely affect your investment in our Series 1 common stock. Some companies that have had volatile market prices for their securities have had securities class action lawsuits filed against them. If a suit were filed against us, regardless of its merits or outcome, it could result in substantial costs and divert management’s attention.

Insiders have substantial control over us, which may limit our stockholders’ ability to influence corporate matters and delay or prevent a third party from acquiring control over us.

As of August 16, 2013, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 55.4% of our outstanding Series 1 common stock. Further, Austin Ventures, whose general partner, C. Thomas Ball, serves as a member of our board of directors, and Norwest Venture Partners, whose general partner, Jeffrey M. Crowe, serves as a member of our board of directors, held an aggregate of approximately 27.2% and 17.5% of our Series 1 common stock, respectively, as of August 16, 2013. This significant concentration of ownership may adversely affect the trading price for our Series 1 common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

As of August 16, 2013, we had 50,507,097 shares of common stock outstanding. The shares sold in our IPO were immediately tradable without restriction. Of the remaining shares, 40,052,553 shares will be eligible for sale upon the expiration of lock-up agreements, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act and various vesting agreements. In addition, 5,556,371 shares that are subject to outstanding options will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The lock-up agreements expire 180 days after July 18, 2013. The representatives of the underwriters may, in their sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements.

Holders of approximately 79.3% of our common stock are entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock following the expiration of the lock-up agreements, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.

On August 7, 2013, we registered 10,262,195 shares of our Series 1 common stock that we have issued or may issue under our equity plans. Of these shares, 2,434,591 shares will be eligible for sale upon the expiration of the lock-up agreements.

We will incur significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our operations and financial results.

We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the PCAOB and the NASDAQ Global Select Market, impose additional reporting and other obligations on public companies. We expect that compliance with public company requirements will increase our costs and make some activities more time-consuming. A number of those requirements require us to carry out activities we did not do previously. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, we will incur additional expenses associated with our SEC reporting requirements. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. Risks associated with our status as a public company may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers and have increased the cost of obtaining director and officer liability insurance. We expect that the additional reporting and other obligations imposed on us by these rules and regulations will increase our legal and financial compliance costs and the costs of our related legal, accounting and administrative activities by approximately $2.0 million per year. These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase our costs.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are in the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business, and reduce the trading price of our stock.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements, which could make our common stock less attractive to investors.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. In particular, we did not include all of the executive compensation related information that would have been required in our prospectus filed July 19, 2013 if we were not an emerging growth company. In addition, for so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and

•	submit certain executive compensation matters to shareholder advisory votes, such as “say on pay” and “say on frequency.”

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

Although we intend to rely on the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies. Also, as our business grows, we may no longer satisfy the conditions of an emerging growth company. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) December 31, 2018; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will be deemed a large accelerated filer on the first day of the fiscal year after the market value of our common equity held by non-affiliates exceeds $700 million, measured on October 31. We are currently evaluating and monitoring developments with respect to these new rules and we cannot assure you that we will be able to enjoy part or all of the benefits from the JOBS Act. We cannot predict whether investors will find our common stock less attractive to the extent we rely on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Anti-takeover provisions in our charter documents and Delaware law could discourage, delay or prevent a change in control of our company and may affect the trading price of our Series 1 common stock.

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law, which apply to us, may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the stockholder becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated

bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our amended and restated certificate of incorporation and amended and restated bylaws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to defend against a takeover attempt;

•

establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following their election;

•	require that directors only be removed from office for cause and only upon a supermajority stockholder vote;

•	provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office rather than by stockholders;

•	prevent stockholders from calling special meetings; and

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders.

We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our Series 1 common stock appreciates.

We currently do not plan to declare dividends on shares of our common stock in the foreseeable future. Any payment of future dividends will be at the discretion of our board of directors, subject to compliance with certain covenants contained in our credit facility, which limit our ability to pay dividends, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors may deem relevant. Consequently, your only opportunity to achieve a return on your investment in our company will be if the market price of our common stock appreciates and you sell your shares at a profit.

Our management has broad discretion over the use of the net proceeds we received in our IPO and might not apply those proceeds in ways that increase the value of your investment.

Our management has broad discretion to use the net proceeds from our IPO, and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply the net proceeds of our IPO in ways that increase the value of your investment. We used approximately $52.5 million of the net proceeds from our IPO to pay unpaid dividends accumulated through the closing of our IPO on our previously outstanding shares of Series B preferred stock and $6.6 million to repay the outstanding principal and accrued interest payable on seller notes issued in connection with our acquisition of eConversions Limited, and expect to use the balance for general corporate purposes, including working capital and capital expenditures, which may in the future include investments in, or acquisitions of, complementary businesses, services or technologies. We have not allocated the net proceeds for general corporate purposes to any specific purpose. Our management might not be able to yield a significant return, if any, on any investment of these net proceeds. You will not have the opportunity to influence our decisions on how we use the remaining net proceeds from our IPO.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

1.	During the period between April 1, 2013 and June 30, 2013, an aggregate of 58,232 shares of our Series 1 common stock were issued to employees, consultants and directors upon exercise of stock options under our 2007 Stock Plan, for an aggregate consideration of approximately $0.5 million.

2.	During the period between April 1, 2013 and June 30, 2013, we have granted to employees, consultants and directors options to purchase 504,925 shares of our Series 1 common stock under our 2007 Stock Plan. The exercise price per share of these options is $19.00.

No underwriters were involved in the foregoing sales of securities. The issuances of the securities described above were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering, Regulation S of the Securities Act or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensation benefits plans and contracts relating to compensation.

(b) Use of Proceeds

On July 24, 2013, we completed our IPO of 10,454,544 shares of Series 1 common stock, at a price of $21.00 per share, before underwriting discounts and commissions. We sold 4,545,454 of such shares and existing stockholders sold an aggregate of

5,909,090 of such shares, including 1,363,636 shares sold by selling stockholders as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. The IPO generated net proceeds to us of approximately $86.1 million, after deducting underwriting discounts. Expenses incurred by us for the IPO were approximately $3.2 million and will be recorded against the proceeds received from the IPO. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO.

There have been no material changes in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on July 19, 2013.

With the proceeds of the IPO, we (i) paid in full accumulated dividends on our previously outstanding shares of preferred stock, which totaled approximately $52.5 million, and (ii) repaid the outstanding principal and accrued interest on seller notes issued in connection with our acquisition of eConversions Limited in 2011, which totaled approximately $6.6 million.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit Nos.	Description

3.1	Sixth Amended and Restated Certificate of Incorporation.

3.2*	Amended and Restated Bylaws (filed as Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-189397)).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

*	Incorporated herein by reference to the indicated filing.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAILMENOT, INC.

Date: August 23, 2013	By:	/s/ G. Cotter Cunningham
	Name:	G. Cotter Cunningham
	Title:	President and Chief Executive Officer

Date: August 23, 2013	By:	/s/ Douglas C. Jeffries
	Name:	Douglas C. Jeffries
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1	Sixth Amended and Restated Certificate of Incorporation.

3.2*	Amended and Restated Bylaws (filed as Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-189397)).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

*	Incorporated herein by reference to the indicated filing.
**	Furnished herewith.