Form 10-Q/A
period 2013-06-30
RetailMeNot, Inc.
filed 2013-09-19
CIK 1475274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to RetailMeNot, Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on August 23, 2013 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

(a) Exhibits

Exhibit Nos.	Description

3.1*	Sixth Amended and Restated Certificate of Incorporation.

3.2*	Amended and Restated Bylaws (filed as Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-189397)).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	These exhibits were previously included or incorporated by reference in RetailMeNot Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Securities and Exchange Commission on August 23, 2013.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAILMENOT, INC.

Date: September 19, 2013	By:	/s/ G. Cotter Cunningham
	Name:	G. Cotter Cunningham
	Title:	President and Chief Executive Officer

Date: September 19, 2013	By:	/s/ Douglas C. Jeffries
	Name:	Douglas C. Jeffries
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1*	Sixth Amended and Restated Certificate of Incorporation.

3.2*	Amended and Restated Bylaws (filed as Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-189397)).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2*	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	These exhibits were previously included or incorporated by reference in RetailMeNot Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Securities and Exchange Commission on August 23, 2013.
**	Furnished herewith.