Form 10-Q
period 2013-09-30
RetailMeNot, Inc.
filed 2013-11-06
CIK 1475274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,457,399 shares of Series 1 Common Stock, $0.001 par value per share, and 6,107,494 shares of Series 2 Common Stock, $0.001 par value per shares as of October 30, 2013.

RETAILMENOT, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

RETAILMENOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of September 30, 2013	As of December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$136,408	$97,142
Accounts receivable (net of allowance for doubtful accounts of $957 and $933 at September 30, 2013 and December 31, 2012, respectively)	30,949	32,315
Prepaids and other current assets, net	5,472	1,939

Total current assets	172,829	131,396
Property and equipment, net	7,716	4,921
Intangible assets, net	79,330	77,985
Goodwill	168,626	152,755
Other assets, net	3,670	3,863

Total assets	$432,171	$370,920

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,184	$4,640
Accrued compensation and benefits	6,272	5,906
Accrued expenses and other current liabilities	6,471	4,794
Income taxes payable	808	1,254
Current maturities of long term debt	14,972	16,650

Total current liabilities	31,707	33,244
Deferred tax liability—noncurrent	8,484	6,631
Long term debt	28,000	22,275
Other noncurrent liabilities	1,534	1,116

Total liabilities	69,725	63,266

Commitments and contingencies
Redeemable convertible preferred stock:
Series B-1: $0.001 par value; zero shares authorized, issued or outstanding as of September 30, 2013; 9,365,258 shares authorized and 6,993,977 shares issued and outstanding as of December 31, 2012.	—	30,841
Series B-2: $0.001 par value; zero shares authorized, issued or outstanding as of September 30, 2013; 28,946,412 shares authorized and 26,846,339 shares issued and outstanding as of December 31, 2012.	—	143,682
Series B-3: $0.001 par value; zero shares authorized, issued or outstanding as of September 30, 2013; 3,125,000 shares authorized and 3,053,747 shares issued and outstanding as of December 31, 2012.	—	54,636
Series BB-3: $0.001 par value; zero shares authorized, issued or outstanding as of September 30, 2013; 6,107,495 shares authorized and 6,107,494 shares issued and outstanding as of December 31, 2012.	—	109,273
Series B-4: $0.001 par value; zero shares authorized, issued or outstanding as of September 30, 2013; 966,481 shares authorized and 966,479 shares issued and outstanding as of December 31, 2012.	—	7,518
Series B-5: $0.001 par value; no shares authorized, issued or outstanding as of September 30, 2013; 1,250,000 shares authorized and 182,425 shares issued and outstanding as of December 31, 2012.	—	3,077
Stockholders’ equity (deficit):
Preferred stock: $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2013; zero shares authorized, issued or outstanding as of December 31, 2012.	—	—
Series 1 common stock: $0.001 par value, 150,000,000 shares authorized; 44,453,021 and 947,953 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.	45	1
Series 2 common stock: $0.001 par value, 6,107,494 shares authorized; 6,107,494 and zero shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.	6	—
Additional paid-in capital	414,068	8,579
Accumulated other comprehensive loss	(91)	(543)
Accumulated deficit	(51,582)	(49,410)

Total stockholders’ equity (deficit)	362,446	(41,373)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$432,171	$370,920

See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenues	$47,350	$34,160	$131,312	$93,895
Costs and expenses:
Cost of net revenues	3,275	2,498	8,735	6,475
Product development	8,214	3,834	21,103	9,326
Sales and marketing	15,699	9,438	40,974	22,543
General and administrative	7,250	3,979	19,919	10,777
Amortization of purchased intangible assets	3,056	3,222	8,673	10,244
Other operating expenses	441	416	1,299	2,611

Total costs and expenses	37,935	23,387	100,703	61,976

Income from operations	9,415	10,773	30,609	31,919
Other income (expense):
Interest expense, net	(1,156)	(743)	(2,410)	(2,519)
Other income, net	473	15	451	49

Income before income taxes	8,732	10,045	28,650	29,449
Provision for income taxes	(3,139)	(3,471)	(10,959)	(11,201)

Net income	$5,593	$6,574	$17,691	$18,248

Preferred stock dividends on participating preferred stock	(7,752)	(6,188)	(19,928)	(18,388)

Total undistributed earnings (loss)	(2,159)	386	(2,237)	(140)
Undistributed earnings allocated to participating preferred stock	—	(378)	—	—

Net income (loss) attributable to common stockholders	$(2,159)	$8	$(2,237)	$(140)

Net income (loss) per share attributable to common stockholders:
Basic and diluted	$(0.06)	$0.01	$(0.16)	$(0.17)

Weighted average number of common shares used in computing net income (loss) per share:
Basic	38,235	871	13,703	821

Diluted	38,235	2,657	13,703	821

See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$5,593	$6,574	$17,691	$18,248
Other comprehensive income, net of tax:
Foreign currency translation adjustments	3,397	1,838	452	1,480

Comprehensive income	$8,990	$8,412	$18,143	$19,728

See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$17,691	$18,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	10,076	10,938
Stock-based compensation expense	7,068	2,559
Deferred income tax benefit	(2,853)	(1,680)
Non-cash interest expense	900	680
Impairment of assets	—	1,962
Amortization of deferred compensation	1,301	650
Other non-cash expense and fair value change in liabilities, net	(64)	(59)
Provision for doubtful accounts receivable	142	30
Changes in operating assets and liabilities:
Accounts receivable, net	2,323	3,736
Prepaid expenses and other current assets, net	(1,723)	(661)
Accounts payable	(1,347)	318
Accrued expenses and other current liabilities	1,982	(2,525)
Other noncurrent assets and liabilities	(530)	70

Net cash provided by operating activities	34,966	34,266

Cash flows from investing activities:
Payments for acquisition of businesses, net of acquired cash	(16,400)	(10,290)
Purchase of property and equipment	(4,160)	(2,078)
Purchase of other assets	(851)	—

Net cash used in investing activities	(21,411)	(12,368)

Cash flows from financing activities:
Proceeds from notes payable, net of issuance costs	8,094	—
Payments on notes payable	(12,200)	(18,108)
Proceeds from exercise of options to purchase common stock	1,652	226
Excess income tax benefit from stock-based compensation	1,287	—
Payments of preferred stock dividends	(58,682)	—
Proceeds from initial public offering, net of offering costs	85,365	—
Payments of principal on capital lease arrangements	(8)	—

Net cash provided by (used in) financing activities	25,508	(17,882)

Effect of foreign currency exchange rate on cash	203	78

Change in cash and cash equivalents	39,266	4,094
Cash and cash equivalents, beginning of period	97,142	88,234

Cash and cash equivalents, end of period	$136,408	$92,328

Supplemental disclosure of cash flow information
Interest payments	$1,777	$1,645
Income tax payments	$12,479	$17,749
Supplemental disclosure of non-cash investing activities
Issuance of preferred stock in connection with acquisition	$—	$3,000
Issuance of notes payable in connection with acquisition	$6,085	$3,500

See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Description of Business

We operate the world’s largest digital coupon marketplace, including the largest digital coupon marketplace in the U.S., RetailMeNot.com, and in the U.K., VoucherCodes.co.uk, connecting consumers with leading retailers and brands. Our websites, mobile applications, email newsletters and alerts and social media presence enable consumers to search for, discover and redeem relevant digital coupons from retailers and brands. Digital coupons are coupons, coupon codes and brand or category specific discounts made available online or through mobile applications that are used by consumers to make online or in-store purchases directly from retailers. Our marketplace features digital coupons across multiple product categories, including clothing; electronics; health and beauty; home and office; travel, food and entertainment; personal and business services; and shoes. We believe our investments in digital coupon content quality, product innovation and direct retailer relationships allow us to offer a compelling experience to consumers looking to save money, whether online or in-store.

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

In our opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2012, which are included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, with the SEC on July 19, 2013. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other period.

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

Property and Equipment, Net

Property and equipment, net includes assets such as furniture and fixtures, leasehold improvements, computer hardware and office and telephone equipment. We record property and equipment at cost less accumulated depreciation and amortization. Ordinary maintenance and repair costs are charged to expense, while expenditures that extend the physical or economic life of the assets are capitalized. Property and equipment are depreciated over their estimated economic lives, which range from three to five years, using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the lease term. We perform reviews for the impairment of property and equipment when we believe events or circumstances indicate the carrying amount of an asset may not be recoverable.

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

Our arrangements with paid retailers are both direct and through performance marketing networks, which act as intermediaries between the paid retailers and us. No paid retailer individually accounted for more than 10% of net revenues or accounts receivable as of and for the three and nine months ended September 30, 2013 and 2012.

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

We utilize a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely to be realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. We include interest and penalties related to uncertain tax positions in the provision for income taxes on our consolidated statements of operations. See Note 10, “Income Taxes.”

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

3. Acquisitions

The following table summarizes our acquisitions during the nine months ended September 30, 2013 and the year ended December 31, 2012, with amounts shown below at fair value at each respective acquisition date (in thousands):

	Ma-Reduc.com	Actiepagina.nl	Miwim (Web.Bons- de-Reduction.com and Poulpeo.com)
Year acquired	2013	2013	2012
Cash acquired	$530	$64	$558
Other tangible assets acquired	1,337	2	1,697
Identifiable intangible assets
Customer relationships	296	192	475
Marketing-related	6,231	896	4,035
Contract-based	263	187	142
Technology-based	564	207	811
Goodwill	13,745	1,597	8,727

Total assets acquired	22,966	3,145	16,445
Deferred tax liability	(2,451)	—	—
Total liabilities assumed	(582)	—	(3,197)

Total	$19,933	$3,145	$13,248

We incurred approximately $1.3 million and $0.6 million in direct acquisition costs in the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively, all of which were expensed as incurred and are included in general and administrative expenses in our consolidated statements of operations.

Ma-Reduc.com

On July 1, 2013, our wholly owned subsidiary, RetailMeNot, France, acquired 100% of the outstanding capital stock of ABCYNE, a private company and the operator of Ma-Reduc.com, a website in France. The total initial purchase price of $19.9 million was comprised of: (i) $15.0 million initial cash consideration and (ii) notes payable issued by RetailMeNot, France, with an aggregate principal amount of $4.9 million to the shareholders, bearing interest at a rate of 3.0% per annum and due in 2014. Of the $15.0 million of initial cash consideration, $0.2 million is provisional and subject to adjustment based upon a final determination of the amount of ABCYNE’s working capital as of July 1, 2013.

The goodwill resulting from the acquisition of Ma-Reduc.com is not deductible for tax purposes.

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

Web.Bons-de-Reduction.com and Poulpeo.com

On May 10, 2012, we acquired 100% of the outstanding capital stock of Miwim, a private company and the operator of Web.Bons-de-Reduction.com and Poulpeo.com, two websites in France. The total purchase price of $13.2 million was comprised of: (i) $10.1 million initial cash consideration, (ii) 182,425 shares of our Series B-5 preferred stock with an aggregate value of $3.0 million, based on a per share fair value of approximately $16.45 per share and (iii) additional cash consideration for working capital of $0.1 million.

In conjunction with the acquisition of Web.Bons-de-Reduction.com and Poulpeo.com, we entered into deferred compensation arrangements with the former owners, at which time we issued promissory notes to such individuals with a principal amount totaling $3.5 million bearing interest at 5.0% annually. Principal is to be repaid in equal annual installments of $1.75 million over a two-year period along with accompanying accrued interest, contingent on the continued employment of the former owners. We recorded an associated asset for the deferred compensation arrangement, which is included in other noncurrent assets in the amount of $3.5 million as of December 31, 2012. This asset is being amortized ratably to general and administrative expense over the two-year term of the required employment period.

The resulting goodwill from the Web.Bons-de-Reduction.com and Poulpeo.com acquisition is not deductible for tax purposes

Goodwill generated from all business acquisitions completed during the nine months ended September 30, 2013 is primarily attributable to expected synergies from future growth and potential monetization opportunities. The pro forma impact of our acquisitions of Ma-Reduc.com, Actiepagina.nl and Miwim on consolidated net revenues and operating income is not material.

4. Goodwill and Other Intangible Assets

Changes in our goodwill balance for the year ended December 31, 2012 and the nine months ended September 30, 2013 are summarized in the table below (in thousands):

Balance at December 31, 2011	$142,917
Acquired in business combinations	8,727
Foreign currency translation adjustment	1,111

Balance at December 31, 2012	152,755
Acquired in business combinations	15,342
Foreign currency translation adjustment	529

Balance at September 30, 2013	$168,626

Intangible assets consisted of the following as of September 30, 2013 and December 31, 2012 (in thousands):

	Weighted- average	Estimated	September 30, 2013
	amortization period	Useful Life (Months)	Gross	Accumulated Amortization	Impairment	Net
Customer relationships	180	180	$16,131	$(3,083)	$—	$13,048
Marketing-related	167	48-180	73,611	(15,479)	—	58,132
Contract-based	58	12-60	18,077	(10,453)	—	7,624
Technology-based	12	12	6,350	(5,824)	—	526

Total intangible assets			$114,169	$(34,839)	$—	$79,330

	Weighted- average	Estimated	December 31, 2012
	amortization period	Useful Life (Months)	Gross	Accumulated Amortization	Impairment	Net
Customer relationships	180	180	$18,654	$(2,827)	$(2,498)	$13,329
Marketing-related	173	48-180	68,142	(12,049)	(2,058)	54,035
Contract-based	60	33-60	18,529	(8,260)	(368)	9,901
Technology-based	12	12	5,767	(5,047)	—	720

Total intangible assets			$111,092	$(28,183)	$(4,924)	$77,985

In 2012, we determined that we would no longer support three of our websites, Coupon7.com, Couponshare.com and CheapStingyBargains.com. We migrated all traffic from these websites to RetailMeNot.com or Deals2buy.com, and do not expect these sites to provide additional income. As a result of this impairment indicator, we determined that a complete impairment of the remaining unamortized intangible assets related to these websites was warranted, resulting in impairment charges of $4.9 million, $2.0 million of which was recognized during the first quarter of 2012 and $2.9 million of which was recognized during the fourth quarter of 2012. These impairment charges are included in other operating expenses in our consolidated statements of operations. We did not record any intangible asset impairment charges during the nine months ended September 30, 2013.

5. Long Term Debt

In November 2010, in connection with the acquisition of the business of RetailMeNot.com, we entered into a term loan agreement with certain lenders and issued secured promissory notes in the aggregate principal amount of $45.0 million, or Prior Senior Debt. On July 1, 2013, we entered into an amended and restated revolving credit and term loan agreement with certain lenders, including an entity related to a stockholder of the Company, or Current Senior Debt. The Current Senior Debt consists of a $115.0 million revolving credit facility and a $35.0 million term loan facility. The term loan facility was used, in part, to fully repay the $25.0 million of borrowings outstanding as of June 30, 2013 under the Prior Senior Debt, which were paid in full effective upon closing of the Current Senior Debt. We pay quarterly revolving credit facility fees of 50 basis points per annum. At our option, borrowings under both the term loan facility and the revolving credit facility bear interest at either the base rate or a eurodollar-based rate (each as more fully described in the amended and restated revolving credit and term loan agreement) plus an applicable margin as determined based on the funded debt to EBITDA ratio (as more fully described in the amended and restated revolving credit and term loan agreement). These rates are summarized in the following table:

Basis for Pricing	Level I	Level II
Consolidated Funded Debt/EBITDA	<1.00:1.00	>1.00:1.00
Revolving Credit Eurodollar Margin (LIBOR)	200 basis points	250 basis points
Revolving Credit Base Rate Margin	100 basis points	150 basis points
Term Loan Eurodollar Margin (LIBOR)	262.5 basis points	312.5 basis points
Term Loan Base Rate Margin	162.5 basis points	212.5 basis points

Interest is payable quarterly in arrears for base rate borrowings and on the last day of the applicable eurodollar-interest period for any eurodollar-based borrowings. Principal payments on the term loan facility of $1.75 million are due on the first day of each quarter beginning October 1, 2013, with any remaining balance due in July 2018. Borrowings under the revolving credit facility are automatically converted to five-year term loans at any time such outstanding amounts are greater than or equal to $25.0 million and carry the same maturity date as the initial $35.0 million term loan. Total borrowings under the revolving credit facility may not exceed a borrowing availability limit based on a multiple of EBITDA for the trailing twelve months (as more fully described in the amended and restated revolving credit and term loan agreement). Mandatory prepayments include net cash proceeds from certain asset sales, 100% of the net cash proceeds of any subordinated debt and 50% of the net cash proceeds of certain equity transactions other than any equity interests issued under certain stock option or employee incentive plans. On September 30, 2013, we had $73.5 million available for borrowings under the revolving credit facility.

The Current Senior Debt has priority in repayment to all other outstanding debt. We have granted our lenders a security interest in substantially all of our assets, including intellectual property, pursuant to a security agreement and an intellectual property security agreement, except that the security interest shall apply only after the funded debt to EBITDA ratio is greater than or equal to 1:00 to 1:00. We are subject to complying with certain financial covenants, including minimum trailing twelve month EBITDA levels, a funded debt to EBITDA ratio and a fixed charge coverage ratio (each as more fully described in the amended and restated revolving credit and term loan agreement). The amended and restated revolving credit and term loan agreement contains customary affirmative and negative covenants and prohibits, among other things and subject to certain exceptions, the incurrence of additional debt, payment of other debt obligations, incurrence of liens, acquisitions of businesses or capital expenditures in excess of stated amounts, sales of businesses or assets, payment of dividends, making loans or advances and certain other restrictions. The amended and restated revolving credit and term loan agreement also contains customary events of default including, among others, payment defaults, breaches of covenants, bankruptcy and insolvency events, cross defaults with certain material indebtedness, judgment defaults, change of control and breaches of representations and warranties.

6. Commitments and Contingencies

Operating Leases

We lease office space, including our corporate headquarters in Austin, Texas, under non-cancelable operating leases. Rent expense under these operating leases was $0.9 million and $0.4 million for the three months ended September 30, 2013 and 2012, respectively, and $2.2 million and $1.0 million for the nine months ended September 30, 2013 and 2012, respectively.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising in the ordinary course of business. Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on our consolidated financial position, results of operations or cash flows.

7. Stockholders’ Equity (Deficit) and Stock-Based Compensation

Common Stock

On June 5, 2013, our Board of Directors approved, and on June 12, 2013 we affected, a four-for-one reverse stock split of our common and preferred stock. All share and per share information for all periods presented has been adjusted to reflect the effect of such reverse stock split. On July 24, 2013, we amended our certificate of incorporation to adjust the amount of our authorized shares to: 150,000,000 shares of Series 1 common stock, 6,107,494 shares of Series 2 common stock, and 10,000,000 shares of preferred stock. The common and preferred stock have a par value of $0.001 per share. As of September 30, 2013 and December 31, 2012, 44,453,021and 947,953 shares of Series 1 common stock were outstanding, respectively. As of September 30, 2013 and December 31, 2012, 6,107,494 and zero shares of Series 2 common stock were outstanding, respectively.

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

Initial Public Offering

On July 24, 2013, we completed our initial public offering, or IPO, of 10,454,544 shares of Series 1 common stock, at a price of $21.00 per share, before underwriting discounts and commissions. We sold 4,545,454 of such shares and existing stockholders sold an aggregate of 5,909,090 of such shares, including 1,363,636 shares sold by selling stockholders as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. The IPO generated net proceeds to us of approximately $85.4 million, after deducting underwriting discounts and commissions. Expenses incurred by us for the IPO were approximately $3.4 million and were recorded against the proceeds received from the IPO. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO.

With the proceeds of the offering, we (i) paid in full accumulated dividends on our previously outstanding shares of preferred stock, which totaled approximately $52.5 million, (ii) repaid the outstanding principal and accrued interest on seller notes issued in connection with our acquisition of eConversions Limited in 2011, which totaled approximately $6.6 million and (iii) acquired the business of YSL Ventures, Inc. in October 2013 for approximately $17.8 million in initial cash consideration.

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

Stock-Based Compensation

Options granted under our 2007 Stock Plan and 2013 Stock Plan may be incentive stock options or nonstatutory stock options. The Compensation Committee of our Board of Directors determines the term of the option, option price, number of shares for which each option was granted, whether restrictions would be imposed on the shares subject to the option, and the vesting period for each option. Generally, options become 25% vested after one year of service, with the remaining 75% vesting on a pro-rata monthly basis over the remaining three years. The term of each option is ten years.

Stock-based compensation expense for all employee share-based payment awards is based upon the grant date fair value. We recognize compensation costs, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for differences in actual forfeitures from our previous estimates. We recorded stock-based compensation expense of $2.6 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively, and $7.1 million and $2.6 million for the nine months ended September 30, 2013 and 2012, respectively. We include stock-based compensation expense in cost and expenses consistent with the classification of respective employees’ cash compensation in our consolidated statements of operations. Individuals exercised 428,851 and 102,599 stock options during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.

The fair value of common stock options granted during the nine months ended September 30, 2013 and 2012 was estimated on the grant date using the Black-Scholes-Merton option pricing model. The weighted-average assumptions for stock options granted are outlined in the following table:

	Nine Months Ended September 30,
	2013	2012
Expected volatility	60.74%	61.92%
Expected term (in years)	6.01	5.94
Risk-free rate of return	1.22%	0.98%
Expected dividend yield	—	—

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

8. Earnings (Loss) Per Share

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

On July 5, 2013, in exchange for agreeing to vote in favor of the conversion of preferred stock to common stock in connection with our IPO, we agreed to pay Institutional Venture Partners XIII, L.P. and entities affiliated with J.P. Morgan $2,046,001 and $4,092,002, respectively, upon delivery by us of a written request to such entities to vote to effect such conversion. We delivered such request and such payments were made on July 11, 2013. These payments had no impact on net income as the amounts are recognized within equity; however, these amounts are reflected as deemed dividends on preferred stock and, as such, impact net income (loss) attributable to common stockholders and basic and diluted net income (loss) per share attributable to common stockholders.

The following table sets forth the computation of basic and diluted loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$5,593	$6,574	$17,691	$18,248
Preferred stock dividends on participating preferred stock	(7,752)	(6,188)	(19,928)	(18,388)

Total undistributed earnings (loss)	(2,159)	386	(2,237)	(140)
Undistributed earnings (loss) allocated to participating preferred stock	—	(378)	—	—

Net income (loss) attributable to common stockholders	$(2,159)	$8	$(2,237)	$(140)

Weighted-average number of common shares used in computing net income (loss) per share:
Basic	38,235	871	13,703	821
Diluted	38,235	2,657	13,703	821
Net income (loss) per share attributable to common stockholders—basic and diluted	$(0.06)	$0.01	$(0.16)	$(0.17)

The following common equivalent shares were excluded from the diluted net loss per share calculation as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	2,681	—	2,091	773
Common stock warrants	—	—	134	458
Convertible preferred stock	—	44,180	—	—

Total	2,681	44,180	2,225	1,231

9. Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market deposit account	$872	$—	$—	$872
Liabilities:
Interest rate swap agreement	$—	$26	$—	$26

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market deposit account	$871	$—	$—	$871
Liabilities:
Interest rate swap agreement	$—	$85	$—	$85

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

Our other financial instruments consist primarily of accounts receivable, accounts payable, accrued liabilities and notes payable. The carrying value of these assets and liabilities approximate their respective fair values as of September 30, 2013 and December 31, 2012 due to the short-term maturities, or in the case of our long-term notes payable, based on the variable interest rate feature. As of September 30, 2013 and December 31, 2012, no significant fair value adjustments were required for nonfinancial assets and liabilities.

10. Income Taxes

For the three and nine months ended September 30, 2013, we recorded income tax expense of $3.1 million and $11.0 million, respectively, resulting in an effective tax rate of 35.9% and 38.3%, respectively. For the three and nine months ended September 30, 2012, we recorded income tax expense of $3.5 million and $11.2 million, respectively, resulting in an effective tax rate of 34.6% and 38.0%, respectively. As of September 30, 2013, our effective tax rate estimate for the year ended December 31, 2013 differed from the statutory rate primarily due to non-deductible stock-based compensation charges, state taxes, the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options.

11. Subsequent Events

On October 9, 2013, we acquired 100% of the outstanding capital stock of YSL Ventures, Inc., a private company that operated under the name Zendeals, for approximately $17.8 million of initial cash consideration. The initial cash consideration is subject to adjustment based on the amount of YSL Ventures, Inc.’s working capital as of October 9, 2013. In connection with the acquisition, we incurred approximately $0.1 million in direct acquisition costs. Due to the timing of the acquisition, we have not yet finalized our allocation of the purchase price to the fair value of assets acquired and liabilities assumed.

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

Overview

We operate the world’s largest digital coupon marketplace, connecting consumers with leading retailers and brands. In 2012, our marketplace featured digital coupons from over 60,000 retailers and brands, and according to our internal data compiled using Google Analytics, we had more than 450 million total visits to our desktop and mobile websites. We own and operate the largest digital coupon marketplaces in the U.S. (RetailMeNot.com) and the U.K. (VoucherCodes.co.uk), and the largest portfolio of digital coupon websites in France (Web.Bons-de-Reduction.com, Poulpeo.com and Ma-Reduc.com).

We derive substantially all of our net revenues from retailers or brands who pay us directly or through third-party performance marketing networks. A retailer is a merchant that sells goods or services directly to consumers. A paid retailer is a retailer or brand with which we have a contract pursuant to which it has agreed to pay us a commission for sales attributable to us using affiliate tracking links to digital coupons made available in our marketplace. These contracts specify the default commission rate that a paid retailer agrees to pay us; however, we generally attempt to negotiate increases in these rates with most of our top paid retailers. In 2012, we had contracts with more than 10,000 individual paid retailers. In some instances, the paid retailer itself provides affiliate tracking links for attribution of sales using digital coupons made available in our marketplace and pays us directly. However, in most cases, paid retailers contract with performance marketing networks to provide affiliate tracking links for attribution of sales using digital coupons made available in our marketplace. These paid retailers then pay the commissions we earn to the performance marketing network, which in turn pays those commissions to us. In general, our contracts with performance marketing networks govern our use of affiliate tracking links made available to us by the performance marketing network and the remittance of any commissions payable to us from paid retailers utilizing the performance marketing network. The performance marketing network with which a paid retailer contracts to provide affiliate tracking links provides us with the paid retailer’s contract terms, which must be accepted by us and the paid retailer, and which further govern our use of affiliate tracking links for such paid retailer and payment of commissions to us. Our contracts are generally short term, meaning that they can be cancelled by any of the contracting parties on 30 days’ notice or less.

In the nine months ended September 30, 2013 and in 2012, 97.1% and 96.9% of our net revenues, respectively, were derived from commissions earned when consumers made purchases using digital coupons featured on our websites and mobile applications, and 2.9% and 3.1% of our net revenues, respectively, were earned from advertising placements. We expect that substantially all of our net revenues in the future will continue to be derived from commissions. Commission rates are determined through negotiations with retailers based on a variety of factors, including the level of exposure to consumers in our marketplace, the quality and volume of sales realized from consumers using digital coupons from our marketplace and the category of products purchased using digital coupons. We sell our solutions to retailers through a direct sales force.

During the three and nine months ended September 30, 2013, we generated net revenues of $47.4 million and $131.3 million, respectively, representing increases over comparable prior year periods of 38.6% and 39.8%, respectively. Net income changed from $6.6 million and $18.2 million, respectively, for the three and nine months ended September 30, 2012, to $5.6 million and $17.7 million, respectively, for the three and nine months ended September 30, 2013. Adjusted EBITDA increased from $15.8 million and $48.7 million, respectively, to $16.4 million and $50.4 million, respectively. See page 20 for further discussion of adjusted EBITDA, our use of this measure, the limitations of this measure as an analytical tool, and the reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP financial measure.

From the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2013, organic net revenues grew from $34.2 million and $93.9 million, respectively, to $46.0 million and $126.9 million, respectively. This growth in organic net revenues of $11.8 million and $33.0 million, respectively, represented 90.0% and 88.1%, respectively, of our consolidated net revenues growth. Organic net revenues for a specified period are equal to net revenues for such period less net revenues generated during such period by businesses not owned in the comparable prior year period. We have increased commission revenues as a result of increased visits and improved monetization driven by investments in product development and sales and marketing initiatives.

In March 2013, we acquired the business of Actiepagina.nl, expanding our operations into the Netherlands. In July 2013, we acquired the business of Ma-Reduc.com, a website in France. Our net revenues for the three and nine months ended September 30, 2013 include the revenues of Actiepagina.nl and Ma-Reduc.com for the periods from their respective acquisition dates and were not significant.

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

On July 24, 2013, we completed our IPO of 10,454,544 shares of Series 1 common stock, at a price of $21.00 per share, before underwriting discounts and commissions. We sold 4,545,454 of such shares and existing stockholders sold an aggregate of 5,909,090 of such shares, including 1,363,636 shares sold by selling stockholders as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. The IPO generated net proceeds to us of approximately $85.4 million, after deducting underwriting discounts and commissions. Expenses incurred by us for the IPO were approximately $3.4 million and were recorded against the proceeds received from the IPO. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO.

With the proceeds of the IPO, we (i) paid in full accumulated dividends on our previously outstanding shares of preferred stock, which totaled approximately $52.5 million, (ii) repaid the outstanding principal and accrued interest on seller notes issued in connection with our acquisition of eConversions Limited in 2011, which totaled approximately $6.6 million and (iii) acquired the business of YSL Ventures, Inc. in October 2013 for approximately $17.8 million in initial cash consideration.

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

Key Financial and Operating Metrics

We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments, and assess the longer-term performance of our business. The key financial and operating metrics we use are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except net revenues per visit)
Financial Metrics
Net revenues	$47,350	$34,160	$131,312	$93,895
Adjusted EBITDA	16,408	15,756	50,357	48,657
Operating Metrics
Visits	132,226	111,463	376,289	315,802
Net revenues per visit	$0.36	$0.31	$0.35	$0.30

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

Adjusted EBITDA. We define this metric as net income plus depreciation, amortization of intangible assets, stock-based compensation expense, third party acquisition-related costs, other non-cash operating expenses (including asset impairment charges and compensation-related charges associated with seller notes issued in connection with acquisitions), net interest expense, other non-operating income and expenses (including changes in fair value of warrant liabilities and contingent consideration) and income taxes, net of any foreign exchange income and expenses. We believe that the use of adjusted EBITDA is helpful in evaluating our operating performance because it excludes certain non-cash expenses, including depreciation, amortization of intangible assets and stock-based compensation expense. See Discussion Regarding Adjusted EBITDA and Reconciliation to GAAP Net Income on page 19 for additional discussion of adjusted EBITDA.

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

Net Revenues Per Visit. Net revenues per visit is defined as net revenues for the period divided by visits for the period.

Discussion Regarding Adjusted EBITDA and Reconciliation to GAAP Net Income

The following table presents a reconciliation of adjusted EBITDA to net income for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$5,593	$6,574	$17,691	$18,248
Depreciation and amortization expense	3,547	3,512	10,076	10,938
Stock-based compensation expense	2,617	1,055	7,068	2,559
Third party acquisition-related costs	388	—	1,305	630
Other operating expenses	441	416	1,299	2,611
Interest expense, net	1,156	743	2,410	2,519
Other income, net	(473)	(15)	(451)	(49)
Provision for income taxes	3,139	3,471	10,959	11,201

Adjusted EBITDA	$16,408	$15,756	$50,357	$48,657

The following tables present depreciation expense and stock-based compensation expense as included in the various lines of our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Depreciation Expense:
Cost of net revenues	$71	$20	$199	$45
Product development	193	105	570	236
Sales and marketing	150	122	417	302
General and administrative	77	43	217	111

Total depreciation expense	$491	$290	$1,403	$694

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Stock-Based Compensation Expense:
Cost of net revenues	$156	$31	$449	$81
Product development	597	300	1,641	713
Sales and marketing	560	261	1,568	592
General and administrative	1,304	463	3,410	1,173

Total stock-based compensation expense	$2,617	$1,055	$7,068	$2,559

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

Costs and Expenses

We classify our costs and expenses into six categories: cost of net revenues, product development, sales and marketing, general and administrative, amortization of purchased intangible assets and other operating expenses. We allocate our facilities and general information technology, or IT, costs, which include IT and facilities-related personnel costs, rent, depreciation and other general costs, to all of the above categories of operating expenses, other than amortization of purchased intangibles and other operating expenses. We expect personnel costs will be higher in 2013, both in absolute dollars and as a percentage of net revenues, when compared to the prior year as a result of our plan to continue to increase the number of our employees as we continue to invest in our business. Personnel costs for employees include salaries and amounts earned under variable compensation plans, payroll taxes, benefits, stock-based compensation expense, costs associated with recruiting new employees, travel costs and other employee-related costs.

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

In the first quarter of 2012, we determined that we would no longer support one of our websites, CheapStingyBargains.com. We redirected traffic from CheapStingyBargains.com to Deals2Buy.com. As a result of this impairment indicator, we determined that a complete impairment of the remaining unamortized intangible assets related to this website was warranted, resulting in an impairment charge of $2.0 million. We did not record any intangible asset impairment charges during the nine months ended September 30, 2013.

Other Income (Expense)

Amounts included in other income (expense) primarily include interest income earned on our available cash and cash equivalents, interest expense incurred in connection with our senior debt and seller notes issued in connection with acquisitions and the amortization of deferred financing costs. We also include net fair value adjustments to derivative instruments issued in connection with our senior debt and foreign currency exchange gains and losses in other income (expense). As a result of the modification of our debt facility in July 2013, we recorded a write-off in the amount of approximately $0.6 million for the remaining unamortized deferred financing costs of our prior senior debt facility. Changes in these amounts will depend to some extent upon the level of our future acquisition activities and the use of borrowings to fund any such acquisitions.

Income Tax Expense

We accrue federal, state and foreign income taxes at the applicable statutory rates adjusted for certain items, including non-deductible expenses, the most significant of which is stock-based compensation expense. Our effective tax rate in recent periods differed from our anticipated long-term effective tax rate due primarily to non-deductible stock-based compensation charges and the effect of different statutory tax rates in foreign jurisdictions. Our mix of foreign versus U.S. income, our ability to generate tax credits and our incurrence of any non-deductible expenses will likely cause our effective tax rate to fluctuate in the future. As of September 30, 2013, we had no federal net operating loss or tax credit carryforwards.

Results of Operations

The following table presents our historical operating results for the periods indicated. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Consolidated Statements of Operations Data:
Net revenues	$47,350	$34,160	$131,312	$93,895
Costs and expenses:
Cost of net revenues	3,275	2,498	8,735	6,475
Product development	8,214	3,834	21,103	9,326
Sales and marketing	15,699	9,438	40,974	22,543
General and administrative	7,250	3,979	19,919	10,777
Amortization of purchased intangible assets	3,056	3,222	8,673	10,244
Other operating expenses	441	416	1,299	2,611

Total costs and expenses	37,935	23,387	100,703	61,976

Income from operations	9,415	10,773	30,609	31,919
Other income (expense):
Interest expense, net	(1,156)	(743)	(2,410)	(2,519)
Other income, net	473	15	451	49

Income before income taxes	8,732	10,045	28,650	29,449
Provision for income taxes	(3,139)	(3,471)	(10,959)	(11,201)

Net income	$5,593	$6,574	$17,691	$18,248

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated Statements of Operations Data as Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of net revenues	6.9%	7.3%	6.7%	6.9%
Product development	17.3%	11.2%	16.1%	9.9%
Sales and marketing	33.2%	27.6%	31.2%	24.0%
General and administrative	15.3%	11.6%	15.2%	11.5%
Amortization of purchased intangible assets	6.5%	9.5%	6.6%	10.9%
Other operating expenses	0.9%	1.3%	0.9%	2.8%

Total costs and expenses	80.1%	68.5%	76.7%	66.0%

Income from operations	19.9%	31.5%	23.3%	34.0%
Other income (expense):
Interest expense, net	(2.4%)	(2.1%)	(1.8%)	(2.7%)
Other income, net	0.9%	0.0%	0.3%	0.1%

Income before income taxes	18.4%	29.4%	21.8%	31.4%
Provision for income taxes	(6.6%)	(10.2%)	(8.3%)	(12.0%)

Net income	11.8%	19.2%	13.5%	19.4%

Net Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net Revenues by Geography:
U.S.	$37,746	$28,042	$104,284	$77,979
International	9,604	6,118	27,028	15,916

Total net revenues	$47,350	$34,160	$131,312	$93,895

Percentage of Net Revenues by Geography:
U.S.	79.7%	82.1%	79.4%	83.0%
International	20.3%	17.9%	20.6%	17.0%

Total percentage	100.0%	100.0%	100.0%	100.0%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012. Net revenues increased by $13.2 million, or 38.6%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. In total, commissions paid to us as a result of consumer purchases made using RetailMeNot.com and VoucherCodes.co.uk accounted for approximately 90.6% of the increase for the period. Net revenues from the websites Web.Bons-de-Reduction.com and Poulpeo.com, which we acquired in May 2012, Actiepagina.nl, which we acquired in March 2013, and Ma-Reduc.com, which we acquired in July 2013, accounted for 10.0% of the increase for the period. These amounts were partially offset by nominal declines in net revenues from certain of our other websites. Approximately 73.5% of the organic growth in net revenues was due to improved monetization, driven by an increase in the percentage of visits that resulted in a paid transaction, with the remainder of the growth due to an increase in visits. Net revenues were positively affected by continued expansion of our online and offline marketing efforts, including increased investment in both paid and organic search, email subscriptions and mobile application downloads. The merchandising, usability and functionality enhancements we implemented in 2012 also contributed to improved net revenues per visit at RetailMeNot.com.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012. Net revenues increased by $37.4 million, or 39.8%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. In total, commissions paid to us as a result of consumer purchases made using RetailMeNot.com and VoucherCodes.co.uk accounted for approximately 92.8% of the increase for the period. Net revenues from the websites Web.Bons-de-Reduction.com and Poulpeo.com, which we acquired in May 2012, Actiepagina.nl, which we acquired in March 2013, and Ma-Reduc.com, which we acquired in July 2013, accounted for 11.8% of the increase for the period. These amounts were partially offset by about a $2.0 million decline in net revenues from Coupon7.com and Couponshare.com, which are websites that we stopped supporting during the fourth quarter of 2012, as well as nominal declines in net revenues from certain of our other websites. Approximately 54.4% of the organic growth in net revenues was due to improved monetization, driven by an increase in the percentage of visits that resulted in a paid transaction, with the remainder of the growth due to an increase in visits. Net revenues were positively affected by continued expansion of our online and offline marketing efforts, including increased investment in both paid and organic search and email subscriptions. The merchandising, usability and functionality enhancements we implemented in 2012 also contributed to improved net revenues per visit at RetailMeNot.com.

Cost of net revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Cost of net revenues	$3,275	$2,498	$8,735	$6,475
Percentage of net revenues	6.9%	7.3%	6.7%	6.9%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012. For the three months ended September 30, 2013, cost of net revenues increased by $0.8 million, or 31.1%, compared to the three months ended September 30, 2012. This increase was largely attributable to a $0.5 million increase in allocated facility and information technology costs and website support costs. We increased our investment in our information technology and website support infrastructure to expand the capacity and to improve the performance and scalability of our websites. Additionally, personnel costs increased by $0.2 million, as we added personnel to our content teams in order to increase digital coupon content and to further improve content quality.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012. For the nine months ended September 30, 2013, cost of net revenues increased by $2.3 million, or 34.9%, compared to the nine months ended September 30, 2012. This increase was largely attributable to a $1.5 million increase in allocated facility and information technology costs and website support costs. We increased our investment in our information technology and website support infrastructure to expand the capacity and to improve the performance and scalability of our websites. Additionally, personnel costs increased by $0.7 million, as we added personnel to our content teams in order to increase digital coupon content and to further improve content quality.

Product Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Product development	$8,214	$3,834	$21,103	$9,326
Percentage of net revenues	17.3%	11.2%	16.1%	9.9%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012. For the three months ended September 30, 2013, product development expense increased by $4.4 million, or 114.3%, compared to the three months ended September 30, 2012. This increase was primarily attributable to a $3.1 million increase in personnel costs. The increase in personnel also led to an increase in allocated facilities and IT support costs of $0.5 million. We increased personnel in order to enhance the functionality of our websites, to develop new products, including mobile applications, and to strengthen our reporting and analytics capabilities. Additionally, third-party fees for usability studies and technology licenses used in the design and development of our websites increased by $0.8 million.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012. For the nine months ended September 30, 2013, product development expense increased by $11.8 million, or 126.3%, compared to the nine months ended September 30, 2012. This increase was primarily attributable to a $8.4 million increase in personnel costs. The increase in personnel also led to an increase in allocated facilities and IT support costs of $1.5 million. We increased personnel in order to enhance the functionality of our websites, to develop new products, including mobile applications, to enter new geographies and to strengthen our reporting and analytics capabilities. Additionally, third-party fees for usability studies and technology licenses used in the design and development of our websites increased by $1.9 million.

Sales and Marketing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Sales and marketing	$15,699	$9,438	$40,974	$22,543
Percentage of net revenues	33.2%	27.6%	31.2%	24.0%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012. For the three months ended September 30, 2013, sales and marketing expense increased by $6.3 million, or 66.3%, compared to the three months ended September 30, 2012. This increase was primarily attributable to an increase in advertising and personnel costs as we continue to build our brand, acquire new customers and increase consumer traffic to our websites in order to grow our business. Online, brand and other marketing expenses increased by $2.0 million. This increase was primarily attributable to public relations and offline and online advertising for brand building, contextual advertising placements and user acquisition efforts. We also incurred an increase of $2.0 million in paid search expenses. Finally, personnel costs increased by $1.8 million, which led to a related increase in allocated facilities and IT support costs of $0.4 million. We increased personnel in order to continue the expansion of our partner management teams to support our growing portfolio of websites and to further strengthen relationships with top retailers. We also added personnel to support the marketing initiatives described above and to expand our email marketing, social media and other consumer acquisition initiatives.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012. For the nine months ended September 30, 2013, sales and marketing expense increased by $18.4 million, or 81.8%, compared to the nine months ended September 30, 2012. This increase was primarily attributable to an increase in advertising and personnel costs as we continue to build our brand, acquire new customers and increase consumer traffic to our websites in order to grow our business. Online, brand and other marketing expenses increased by $7.4 million. This increase was primarily attributable to public relations and offline and online advertising for brand building, contextual advertising placements and user acquisition efforts. We also incurred an increase of $4.7 million in paid search expenses. Finally, personnel costs increased by $5.1 million, which led to a related increase in allocated facilities and IT support costs of $1.1 million. We increased personnel in order to continue the expansion of our partner management teams to support our growing portfolio of websites and to further strengthen relationships with top retailers. We also added personnel to support the marketing initiatives described above and to expand our email marketing, social media and other consumer acquisition initiatives.

General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
General and administrative	$7,250	$3,979	$19,919	$10,777
Percentage of net revenues	15.3%	11.6%	15.2%	11.5%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012. For the three months ended September 30, 2013, general and administrative expense increased by $3.3 million, or 82.2%, compared to the three months ended September 30, 2012. This increase was primarily attributable to a $2.6 million increase in personnel costs. We added personnel to further the build-out of our human resources and legal functions, to increase our business development efforts and to add resources in the finance function to operate as a public company. Professional fees increased $0.5 million for the three months ended September 30, 2013, due to increased legal, accounting and consulting costs associated with the growth of our existing business and preparation for and execution of our IPO.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012. For the nine months ended September 30, 2013, general and administrative expense increased by $9.1 million, or 84.8%, compared to the nine months ended September 30, 2012. This increase was primarily attributable to a $7.3 million increase in personnel costs. We added personnel to further the build-out of our human resources and legal functions, to increase our business development efforts and to add resources in the finance function to operate as a public company. Professional fees increased $1.6 million for the nine months ended September 30, 2013, due to increased legal, accounting and consulting costs associated with the growth of our existing business and preparation for and execution of our IPO.

Amortization of Purchased Intangible Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Amortization of purchased intangible assets	$3,056	$3,222	$8,673	$10,244
Percentage of net revenues	6.5%	9.5%	6.6%	10.9%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012. For the three months ended September 30, 2013, amortization of purchased intangible assets decreased by $0.2 million, or 5.2%, compared to the three months ended September 30, 2012. The decrease in amortization expense for the three months ended September 30, 2013 was primarily the result of the expiration of the useful life of certain of the purchased intangible assets as part of our acquisitions of the businesses of VoucherCodes.co.uk in 2011 and Web.Bons-de-Reduction.com and Poulpeo.com in May 2012 and the recorded impairment of $2.9 million during the fourth quarter of 2012 of the remaining unamortized intangible assets related to two of our websites, Coupon7.com and Couponshare.com. These impairment costs were recognized in other operating expenses in our statement of operations. These decreases were partially offset by the recognition of amortization expense associated with the addition of purchased intangible assets as part of our acquisitions of the businesses of Ma-Reduc.com in July 2013 and Actiepagina.nl in March 2013.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012. For the nine months ended September 30, 2013, amortization of purchased intangible assets decreased by $1.6 million, or 15.3%, compared to the nine months ended September 30, 2012. The decrease in amortization expense for the nine months ended September 30, 2013 was primarily the result of the expiration of the useful life of certain of the purchased intangible assets as part of our acquisition of the business of VoucherCodes.co.uk in 2011 and the recorded impairment of $2.9 million during the fourth quarter of 2012 of the remaining unamortized intangible assets related to two of our websites, Coupon7.com and Couponshare.com. These impairment costs were recognized in other operating expenses in our statement of operations. These decreases were partially offset by the recognition of amortization expense associated with the addition of purchases intangible assets as part of our acquisitions of the businesses of Ma-Reduc.com in July 2013 and Actiepagina.nl in March 2013.

Other Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Impairment of purchased intangible assets	$—	$—	$—	$1,962
Deferred compensation	441	416	1,301	649
Assets disposal gain	—	—	(2)	—

Total other operating expenses	$441	$416	$1,299	$2,611

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012. During the three months ended September 30, 2013 and 2012, we recognized $0.4 million during both periods in deferred compensation charges for our May 2012 acquisition of the businesses of Web.Bons-de-Reduction.com and Poulpeo.com in connection with our issuance of promissory notes with an aggregate principal amount of $3.5 million to the sellers of those businesses. Our obligations to repay the outstanding amounts under these notes are contingent upon the continued employment of the selling stockholders and, as a result, have been recorded as deferred compensation, which we amortize over the term of the compensation arrangements with the sellers.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012. In the first quarter of 2012, we determined that we would no longer support one of our websites, CheapStingyBargains.com. We redirected traffic from CheapStingyBargains.com to Deals2Buy.com. As a result of this impairment indicator, we determined that a complete impairment of the remaining unamortized intangible assets related to this website was warranted, resulting in an impairment charge of $2.0 million. We did not record any intangible asset impairment charges during the nine months ended September 30, 2013. During the nine months ended September 30, 2013 and 2012, we recognized $1.3 million and $0.6 million, respectively, in deferred compensation charges for our May 2012 acquisition of the businesses of Web.Bons-de-Reduction.com and Poulpeo.com in connection with our issuance of promissory notes with an aggregate principal amount of $3.5 million to the sellers of those businesses. Our obligations to repay the outstanding amounts under these notes are contingent upon the continued employment of the selling stockholders and, as a result, have been recorded as deferred compensation, which we amortize over the term of the compensation arrangements with the sellers.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Interest expense, net	$(1,156)	$(743)	$(2,410)	$(2,519)
Other income, net	473	15	451	49

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012. The increase in interest expense, net for the three months ended September 30, 2013 is primarily the result of a $0.6 million write-off of the remaining unamortized deferred financing costs of our prior senior debt facility following our July 2013 amendment and interest expense for seller notes issued in connection with our acquisition of the business of Ma-Reduc.com in July 2013. This increase was partially offset by the repayment during August 2013 of our seller notes issued in connection with our acquisition of the business of VoucherCodes.co.uk in 2011 and the partial repayment during May 2013 of our seller notes issued in connection with our acquisition of the businesses of Web.Bons-de-Reduction.com and Poulpeo.com during May 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012. The decrease in interest expense, net for the nine months ended September 30, 2013 is primarily the result of a decrease in average outstanding principal on our senior debt facility and the repayment during 2012 of our seller notes issued in connection with our acquisitions of the business of RetailMeNot.com in November 2010 and an internet domain name in April 2010. This decrease was partially offset by a $0.6 million write-off of the remaining unamortized deferred financing costs of our prior senior debt facility following our July 2013 amendment and an increase in interest expense for seller notes issued in connection with our acquisition of the businesses of Web.Bons-de-Reduction.com and Poulpeo.com during May 2012 and Ma-Reduc.com in July 2013.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Provision for income taxes	$(3,139)	$(3,471)	$(10,959)	$(11,201)
Percentage of net revenues	(6.6%)	(10.2%)	(8.3%)	(12.0%)

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012. Our income tax expense for the three months ended September 30, 2013 was $3.1 million, or a decrease of 9.6%, compared to income tax expense of $3.5 million for the three months ended September 30, 2012. Our effective tax rate was 35.9% and 34.6% during the three months ended September 30, 2013 and 2012, respectively, and differed from the statutory rate primarily due to non-deductible stock-based compensation charges and the effect of different statutory tax rates in foreign jurisdictions.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012. Our income tax expense for the nine months ended September 30, 2013 was $11.0 million, or a decrease of 2.2%, compared to income tax expense of $11.2 million for the nine months ended September 30, 2012. Our effective tax rate was 38.3% and 38.0% during the nine months ended September 30, 2013 and 2012, respectively, and differed from the statutory rate primarily due to non-deductible stock-based compensation charges and the effect of different statutory tax rates in foreign jurisdictions.

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

Liquidity and Capital Resources

Since our inception, we have funded our operations and acquisitions primarily through private placements of our preferred stock, the issuance of equity securities through our IPO, bank borrowings and cash flows from operations. As of September 30, 2013, we had $136.4 million in cash and cash equivalents, compared to $97.1 million at December 31, 2012.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2013	2012
	(dollars in thousands)
Net cash provided by operating activities	$34,966	$34,266
Net cash used in investing activities	(21,411)	(12,368)
Net cash provided by (used in) financing activities	25,508	(17,882)
Effects of foreign currency exchange rate on cash	203	78

Net change in cash and cash equivalents	39,266	4,094
Cash and cash equivalents at beginning of the period	97,142	88,234

Cash and cash equivalents at end of the period	$136,408	$92,328

Net Cash Provided by Operating Activities

Cash provided by operating activities primarily consists of our net income adjusted for certain non-cash items and the effect of changes in working capital. Net cash provided by operating activities was $35.0 million and $34.3 million during the nine months ended September 30, 2013 and 2012, respectively.

During the nine months ended September 30, 2013, cash flows from operating activities were primarily generated through net income of $17.7 million, including the impact of depreciation and amortization expense of $10.1 million, stock-based compensation expense of $7.1 million, amortization of deferred compensation of $1.3 million, non-cash interest expense of $0.9 million, other non-cash charges of $0.1 million, net, and $0.7 million from changes in cash flows associated with working capital, offset by a deferred income tax benefit of $2.9 million. The changes in cash flows associated with working capital were primarily driven by a decrease in accounts receivable of $2.3 million due to a seasonal decrease in revenues following the fourth quarter, which was partially offset by other working capital changes of $1.6 million.

During the nine months ended September 30, 2012, cash flows from operating activities were primarily generated through net income of $18.2 million, including the impact of depreciation and amortization expense of $10.9 million, stock-based compensation expense of $2.6 million, impairment expense of $2.0 million, non-cash interest expense of $0.7 million, other non-cash charges of $0.6 million, and $0.9 million from changes in cash flows associated with working capital, offset by a deferred income tax benefit of $1.7 million. The most significant change in cash flows from working capital was a decrease in accounts receivable of $3.7 million due to a seasonal decrease in revenues following the fourth quarter, which was partially offset by $2.8 million of other working capital changes.

Net Cash Used in Investing Activities

Our primary investing activities consist of business acquisitions and purchases of property and equipment. Net cash used in investing activities was $21.4 million and $12.4 million during the nine months ended September 30, 2013 and 2012, respectively. We used $14.5 million to acquire the business of Ma-Reduc.com and $1.9 million to acquire the business of Actiepagina.nl in the nine months ended September 30, 2013 and $10.3 million for our acquisitions of the businesses Web.Bons-de-Reduction.com and Poulpeo.com during the nine months ended September 30, 2012. The remainder of our investing activities during these periods was primarily comprised of purchases of computer equipment and software, office furniture and fixtures, leasehold improvements and domain names. As we expand our business and facilities, we intend to purchase additional technology resources and invest in our operating facilities. We may have acquisitions in the future that could have a material impact on our cash flows and operations.

Net Cash Provided by (Used in) Financing Activities

Our primary financing activities consisted of net proceeds from the issuance of shares of our common stock in our IPO, dividends paid to our preferred stockholders, borrowings and repayments of senior debt and notes payable issued in connection with acquisitions and proceeds from the exercise of stock options by employees. Net cash provided by financing activities was $25.5 million in the nine months ended September 30, 2013, compared to net cash used of $17.9 million in the nine months ended September 30, 2012.

During the nine months ended September 30, 2013, we received approximately $85.4 million of net proceeds, after deducting underwriting discounts and commissions and offering expenses, from the sale of shares of our common stock by us in our IPO. With the proceeds of the IPO, we (i) paid in full accumulated dividends on our previously outstanding shares of preferred stock, which totaled approximately $52.5 million, and (ii) repaid the outstanding principal and accrued interest on seller notes issued in connection with our acquisition of eConversions Limited in 2011, which totaled approximately $6.6 million. We also paid approximately $6.1 in deemed dividends to investors in exchange for voting in favor of the conversion of preferred stock to common stock in connection with our IPO. We borrowed $8.1 million, net of issuance costs, in connection with the amendment of our senior debt, and used $4.5 million to repay a portion of our senior debt and $1.7 million to repay a portion of the seller notes issued in connection with our acquisition of the businesses of Web.Bons-de-Reduction.com and Poulpeo.com during 2012.

During the nine months ended September 30, 2012, we used $18.1 million to repay a portion of our senior debt and certain seller notes payable.

Capital Resources

We believe that our existing cash and cash equivalents and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

On July 24, 2013, we completed our IPO of 10,454,544 shares of Series 1 common stock, at a price of $21.00 per share, before underwriting discounts and commissions. We sold 4,545,454 of such shares and existing stockholders sold an aggregate of 5,909,090 of such shares, including 1,363,636 shares sold by selling stockholders as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. The IPO generated net proceeds to us of approximately $85.4 million, after deducting underwriting discounts. Expenses incurred by us for the IPO were approximately $3.4 million and were recorded against the proceeds received from the IPO. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO.

With the proceeds of the IPO, we (i) paid in full accumulated dividends on our previously outstanding shares of preferred stock, which totaled approximately $52.5 million, and (ii) repaid the outstanding principal and accrued interest on seller notes issued in connection with our acquisition of eConversions Limited in 2011, which totaled approximately $6.6 million and (iii) acquired the business of YSL Ventures, Inc. in October 2013 for approximately $17.8 million in initial cash consideration.

On July 1, 2013, we entered into our Current Senior Debt, which consists of a $115.0 million revolving credit facility and a $35.0 million term loan facility. The term loan facility was fully borrowed on July 1, 2013 and used, in part, to fully prepay the $25.0 million of borrowings outstanding at June 30, 2013 under our Prior Senior Debt. There are no amounts currently outstanding under the revolving credit facility. On September 30, 2013, we had $73.5 million available for borrowings under the revolving credit facility. Our Current Senior Debt is more fully discussed in Note 5 “Long Term Debt” to the condensed consolidated financial statements.

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

Contractual Obligations

On July 1, 2013, we entered into our Current Senior Debt with certain lenders, including an entity related to a stockholder of the Company, which consists of a $115.0 million revolving credit facility and a $35.0 million term loan facility. The term loan facility was used, in part, to fully prepay the $25.0 million of borrowings outstanding as of September 30, 2013 under our pre-existing term loan agreement. See Note 5 “Long Term Debt” to the condensed consolidated financial statements for further discussion of our Current Senior Debt.

There were no other material changes in our commitments under contractual obligations as disclosed in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act, with the SEC on July 19, 2013.

Off-Balance Sheet Arrangements

For the nine months ended September 30, 2013, we did not, and we do not currently, have any off-balance sheet arrangements.

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

We assess our market risk based on changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all of our currency exposures as of September 30, 2013, assuming instantaneous and parallel shifts in exchange rates. As of September 30, 2013, our working capital surplus (defined as current assets less current liabilities) subject to foreign currency translation risk was $7.2 million. The potential decrease in net current assets from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates would be $0.7 million.

Interest Rate Risk

As of September 30, 2013, we had total notes payable of $43.0 million, including $35.0 million of variable interest rate debt based on 3-month LIBOR. We have effectively fixed our interest rate on $7.4 million of our variable rate debt through January 2, 2014 with the use of an interest rate swap agreement. Our remaining variable interest rate debt is subject to interest rate risk, because our interest payments will fluctuate with movements in the underlying 3-month LIBOR rate. A 100 basis point change in LIBOR rates would result in an increase in our interest expense of $0.3 million for the next twelve months based on current outstanding borrowings.

The fair value of our interest rate swap agreement (excluding accrued interest) was a net obligation of approximately $26,000 as of September 30, 2013. The fair value of this agreement was estimated using projected discounted cash flows based on market observable interest rate yield curves commensurate with the term of each instrument as of September 30, 2013.

Our exposure to market risk on our cash and cash equivalents for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in the three and nine months ended September 30, 2013.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

The market for digital coupon solutions is highly competitive, fragmented and rapidly changing. Our competition for traffic from consumers seeking to save money on online or in-store purchases includes digital coupon websites and mobile applications, cash back and loyalty websites, retailers, search engines, social networks, comparison shopping websites, newspapers and direct mail campaigns. Our competition for retailer marketing spend includes digital coupon sites that offer a pay-for-performance model, search engines and social networks that compete for online advertising spend and television, magazines and newspapers that compete for offline advertising spend. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our profitability. We also expect competition in e-commerce generally, and digital coupon solutions in particular, to continue to increase because there are no significant barriers to entry. A substantial number of digital coupon websites, including those that attempt to replicate our business model, have emerged globally. In addition to such competitors, we are experiencing increasing competition from other large businesses that offer digital coupons similar to ours as an add-on to their core business. For example, Google and PayPal are now offering digital coupons for in-store purchases. We also expect to compete against other Internet sites that serve niche markets and interests. In addition, we compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies that provide coupons and discounts on products and services.

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

Certain of our larger potential competitors may have the resources to significantly change the nature of the digital coupon industry to their advantage, which could materially disadvantage us. For example, Google, PayPal, Yahoo!, Bing and Facebook have widely adopted industry platforms which they could leverage to distribute digital coupons that could be disadvantageous to our competitive position.

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

We have expanded our overall business, consumer traffic, paid retailers, employee headcount and operations in recent periods. We increased our total number of full-time employees and contractors from 35 as of December 31, 2010 to 414 as of September 30, 2013. We have also established or acquired operations in other countries. In 2011, we acquired the business of VoucherCodes.co.uk, which is based in the U.K. In 2012, we acquired Web.Bons-de-Reduction.com and Poulpeo.com, which are based in France, and re-launched Deals.com in Germany. In March 2013, we acquired Actiepagina.nl, which is based in the Netherlands. In July 2013, we acquired Ma-Reduc.com, which is based in France. In most of these instances, we previously had no presence in these countries. Our business is becoming increasingly complex, especially in light of the number of acquisitions we have integrated and are in the process of integrating. Our limited operating history, reliance on multiple websites and brands and our rapid expansion have placed, and will continue to place, a significant strain on our managerial, operational, product development, sales and marketing, administrative, financial and other resources.

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

Effective trade secret, patent, copyright, trademark and domain name protection is expensive to obtain, develop and maintain, both in terms of initial and ongoing registration or prosecution requirements and expenses and the costs of defending our rights. We are seeking to protect our patentable technology, trademarks and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming. We have 25 pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims or we may otherwise be unable to obtain patent protection for the technology covered in our pending patent applications. Even if patents are issued, they and our trademarks and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Moreover, any issued patents may not provide us with a competitive advantage and, as with any technology, competitors may be able to develop similar or superior technologies to our own, now or in the future.

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

Our net revenues from operations outside the U.S. comprised 20.6% and 17.1% of our net revenues for the nine months ended September 30, 2013 and for 2012, respectively, and we expect this percentage to increase in the future. Currently, we have operations in the U.K., France, the Netherlands and Germany. We intend to expand our existing operations in these countries as well as establish a presence in additional countries to grow our international sales. Operating in foreign countries requires significant resources and management attention, and we have limited experience entering new geographic markets. In addition, the varying commercial and Internet infrastructure in other countries may make it difficult for us to replicate our business model. In many countries, we compete with local companies that have more experience in their respective markets than we do, and we may not benefit from first-to-market advantages. To achieve widespread acceptance in new countries and markets, we must continue to tailor our solutions and business model to the unique circumstances of such countries and markets, which can be difficult and costly. Failure to adapt practices and models effectively to each country into which we expand could slow our international growth. We cannot assure you that our international efforts will be successful. International sales and operations may be subject to risks such as:

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

Since our inception, we have completed eleven acquisitions, and we may continue to make acquisitions in the future. Our success will depend in part on our ability to identify, negotiate, and complete acquisitions, and integrate the acquired businesses and, if necessary, satisfactory debt or equity financing to fund those acquisitions. As is the case with our current facility, if we finance an acquisition with debt financing, we will incur interest expense and may have to comply with financing covenants or secure the debt obligations with our assets. Mergers and acquisitions are inherently risky, and any mergers and acquisitions we complete may not be successful. Any mergers and acquisitions we undertake in the future would involve numerous risks, any of which could have a material adverse effect on our business and the market price of our common stock, including the following:

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

We have an aggregate of 89,233,293 shares of Series 1 common stock authorized but unissued and not reserved for issuance under our stock option plans or otherwise. We may issue all of these shares without any action or approval by our stockholders, subject to certain limitations of the NASDAQ Global Select Market. We may require additional capital from equity or debt financing in the future in order to take advantage of strategic opportunities, or to support our existing business. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility, including our ability to issue or repurchase equity, develop new or enhanced existing products, complete acquisitions or otherwise take advantage of business opportunities. If we raise additional funds or finance acquisitions through issuances of equity, convertible debt securities or other securities convertible into equity, you and our other stockholders could suffer significant dilution in your percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our Series 1 common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

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

We currently have a term debt facility that provides us with cash, which we use to fund our operations and which requires us to comply with a number of restrictive covenants. We may enter into other debt arrangements in the future, which may contain similar or additional restrictive covenants. We are currently subject to covenants related to minimum trailing twelve month EBITDA levels, a funded debt to EBITDA ratio, a fixed charge coverage ratio (each as more fully described in our amended and restated revolving credit and term loan agreement), and the defense of our intellectual and other property, among others. We may become subject to additional covenants in connection with future debt arrangements. If we are unable to comply with one or more covenants applicable to us and our lenders are unwilling to waive our noncompliance, our lenders may have the right to terminate their commitments to lend to us, cause all amounts outstanding to become due and payable immediately, sell certain of our assets which are collateral for our obligations and take other measures which may impair our operations. If funds under our loan arrangements become unavailable or if we are forced unexpectedly to repay amounts outstanding under our loan arrangements, our assets and cash flow may be insufficient to make such repayments or may leave us with insufficient funds to continue our operations as planned and would have a material adverse effect on our business.

We are subject to currency exchange risk in connection with our international business operations.

Cash inflows and outflows in our international operations are typically denominated in currencies other than the U.S. dollar, which is our functional currency for financial reporting purposes. For the nine months ended September 30, 2013 and for 2012, approximately 20.6% and 17.0%, respectively, of our net revenues were denominated in such foreign currencies. Our reliance on foreign currencies subjects our financial results to fluctuations in currency exchange rates and changes in the proportion of our net revenues and expenses attributable to each of our foreign locations. We recognized a foreign exchange loss of $40,000 in 2012. In addition, we expect our exposure to fluctuations in foreign exchange rates to increase as we expand our business in existing and new international markets. Although we do not currently engage in any hedging activities relating to foreign currency, we may in the future enter into hedging arrangements in order to manage foreign currency translation but such activity may not completely eliminate fluctuations in our operating results. Foreign currency exchange rate fluctuations could adversely impact our profitability.

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

As of October 30, 2013, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 55.5% of our outstanding Series 1 common stock. Further, Austin Ventures, whose general partner, C. Thomas Ball, serves as a member of our board of directors, and Norwest Venture Partners, whose general partner, Jeffrey M. Crowe, serves as a member of our board of directors, held an aggregate of approximately 27.2% and 17.5% of our Series 1 common stock, respectively, as of October 30, 2013. This significant concentration of ownership may adversely affect the trading price for our Series 1 common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

As of October 30, 2013, we had 50,564,893 shares of common stock outstanding. The shares sold in our IPO were immediately tradable without restriction. Of the remaining shares, 40,110,349 shares will be eligible for sale upon the expiration of lock-up agreements, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act and various vesting agreements. In addition, 5,595,376 shares that are subject to outstanding stock grants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The lock-up agreements expire 180 days after July 18, 2013. The representatives of the underwriters may, in their sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements.

Holders of approximately 79.2% of our common stock are entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock following the expiration of the lock-up agreements, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.

On August 7, 2013, we registered 10,262,195 shares of our Series 1 common stock that we have issued or may issue under our equity plans. Of these shares, 2,361,690 shares will be eligible for sale upon the expiration of the lock-up agreements.

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

Our management has broad discretion to use the net proceeds from our IPO, and you will be relying on the judgment of our management regarding the application of these proceeds. Our management might not apply the net proceeds of our IPO in ways that increase the value of your investment. We used approximately $52.5 million of the net proceeds from our IPO to pay unpaid dividends accumulated through the closing of our IPO on our previously outstanding shares of Series B preferred stock, $6.6 million to repay the outstanding principal and accrued interest payable on seller notes issued in connection with our acquisition of eConversions Limited, $17.8 million to acquire the business of YSL Ventures, Inc. in October 2013, and expect to use the balance for general corporate purposes, including working capital and capital expenditures, which may in the future include investments in, or acquisitions of, complementary businesses, services or technologies. We have not allocated the net proceeds for general corporate purposes to any specific purpose. Our management might not be able to yield a significant return, if any, on any investment of these net proceeds. You will not have the opportunity to influence our decisions on how we use the remaining net proceeds from our IPO.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

1.	During the period between July 1, 2013 and September 30, 2013, an aggregate of 155,686 unregistered shares of our Series 1 common stock were issued to employees, consultants and directors upon exercise of stock options under our 2007 Stock Plan, for an aggregate consideration of approximately $0.4 million.

2.	During the period between July 1, 2013 and September 30, 2013, we have granted to employees, consultants and directors unregistered options to purchase 128,100 shares of our Series 1 common stock under our 2007 Stock Plan. The weighted average exercise price per share of these options is $21.00.

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

(b) Use of Proceeds

On July 24, 2013, we completed our IPO of 10,454,544 shares of Series 1 common stock, at a price of $21.00 per share, before underwriting discounts and commissions. We sold 4,545,454 of such shares and existing stockholders sold an aggregate of 5,909,090 of such shares, including 1,363,636 shares sold by selling stockholders as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. The IPO generated net proceeds to us of approximately $85.4 million, after deducting underwriting discounts. Expenses incurred by us for the IPO were approximately $3.4 million and were recorded against the proceeds received from the IPO. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO.

There have been no material changes in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on July 19, 2013.

With the proceeds of the IPO, we (i) paid in full accumulated dividends on our previously outstanding shares of preferred stock, which totaled approximately $52.5 million, and (ii) repaid the outstanding principal and accrued interest on seller notes issued in connection with our acquisition of eConversions Limited in 2011, which totaled approximately $6.6 million and (iii)  acquired the business of YSL Ventures, Inc. in October 2013 for approximately $17.8 million in initial cash consideration.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit Nos.	Description

3.1*	Sixth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36005 filed August 23, 2013).

3.2*	Amended and Restated Bylaws (filed as Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-189397)).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Incorporated herein by reference to the indicated filing.
**	Furnished herewith.
***	Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAILMENOT, INC.

Date: November 6, 2013	By:	/s/ G. Cotter Cunningham
	Name:	G. Cotter Cunningham
	Title:	President and Chief Executive Officer

Date: November 6, 2013	By:	/s/ Douglas C. Jeffries
	Name:	Douglas C. Jeffries
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1*	Sixth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36005 filed August 23, 2013).

3.2*	Amended and Restated Bylaws (filed as Exhibit 3.4 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-189397)).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Incorporated herein by reference to the indicated filing.
**	Furnished herewith.
***	Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under these sections