Form 10-K
period 2013-12-31
RetailMeNot, Inc.
filed 2014-02-18
CIK 1475274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36005

RETAILMENOT, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0159761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

301 Congress Avenue, Suite 700

Austin, Texas 78701

(512) 777-2970

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Series 1 common stock, par value $0.001 per share	The NASDAQ Global Select Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant was not a public company as of June 30, 2013, the last day of the registrant’s most recently completed second fiscal quarter, and therefore cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date.

As of January 31, 2014, 49,691,236 shares of the registrant’s Series 1 Common Stock and 3,053,748 shares of the Registrant’s Series 2 common stock were outstanding.

Documents incorporated by reference:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Proxy Statement relating to our 2013 annual meeting of shareholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART 1

Forward Looking Statements

Except for the historical financial information contained herein, the matters discussed in this report on Form 10-K (as well as documents incorporated herein by reference) may be considered “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include declarations regarding the intent, belief or current expectations of RetailMeNot, Inc. and its management and may be signified by the words “believe,” “could,” “estimate,” “expect,” “intend,” “anticipate,” “plan,” “project,” “will” or similar language. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed under Part 1, Item 1A:“Risk Factors” and elsewhere in this report. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item  1. Business.

Company Overview

We operate the world’s largest digital coupon marketplace, connecting consumers with leading retailers and brands. In the year ended December 31, 2013, our marketplace featured digital coupons from over 70,000 retailers and brands, and according to our internal data compiled using Google Analytics, we had more than 550 million total visits to our desktop and mobile websites. As of December 31, 2013, we had contracts with more than 10,000 paid retailers. We own and operate the largest digital coupon marketplaces in the U.S. (RetailMeNot.com) and the U.K. (VoucherCodes.co.uk) and the largest portfolio of digital coupon websites in France (Bons-de-Reduction.com, Poulpeo.com and Ma-Reduc.com).

We are the leading digital coupon destination for consumers. In 2013, our marketplace featured more than 600,000 digital coupons in each month. Digital coupons are coupons, coupon codes and brand or category specific discounts made available online or through mobile applications that are used by consumers to make online or in-store purchases directly from retailers, excluding grocery retailers. Our websites, mobile applications, email newsletters and alerts and social media presence enable consumers to search for, discover and redeem hundreds of thousands of relevant digital coupons from retailers and brands. Our marketplace features digital coupons across multiple product categories, including clothing; electronics; health and beauty; home and office; travel, food and entertainment; personal and business services; and shoes. We believe our investments in digital coupon content quality, product innovation and direct retailer relationships allow us to offer a compelling experience to consumers looking to save money, whether online or in-store.

We believe we are a trusted partner to retailers and brands. We provide our retailers and brands access to a large and engaged consumer audience. We help retailers and brands drive sales and acquire new customers, online through our websites and mobile applications and in-store by displaying a digital coupon on our mobile applications. In addition, our pay-for-performance model enables us to have a mutually beneficial relationship with our paid retailers, as they pay a commission to us only after a sale is made.

We believe our marketplace benefits from network effects. As more consumers use our marketplace, we are better able to obtain high quality digital coupons from retailers and brands, which in turn attracts a larger consumer audience. We seek to reinforce our position as the leading digital coupon destination by continuing to increase consumer traffic and growing the breadth and depth of our digital coupons, as well as our retailer and brand relationships.

Our Industry

The retail industry is large, and e-commerce and mobile commerce are growing rapidly. The Internet and mobile devices have become an integral part of the consumer purchase decision process online and in-store. The rise of mobile-optimized websites and mobile coupon applications has enabled consumers to use digital coupons for purchases through their mobile devices or for in-store redemption at checkout. We believe that the adoption of location-based technologies will further contribute to this growth. Retailers and brands are recognizing the need to expand their online and mobile advertising initiatives. We believe many retailers are re-allocating their budgets to the channels in which consumers are spending more of their time before making purchase decisions.

Retailers are focused on the return on investment, or ROI, of their marketing spend and are adopting solutions, like digital coupons, that allow them to measure and optimize the impact of their promotional campaigns. We believe that the direct response nature of digital coupons, which allow for better consumer segmentation, targeting, tracking of redemptions and automated attribution to specific promotional campaign spend better facilitate retailers’ ability to measure the ROI compared to more traditional advertising channels.

In addition, the speed and adaptability of the online model for digital coupons allows retailers to reach consumers whenever and wherever they are shopping. Further, retailers are able to post digital coupons quickly, edit and iterate on-the-go and modify the scale of campaigns dynamically based on consumer interest and marketing budgets. This compares favorably to traditional print couponing, which requires longer lead times and is a more manual and expensive process due to the additional overhead associated with printing and distributing physical coupons.

Industry Challenges

Within this large addressable market, consumers and retailers face various challenges that represent barriers to increased retail commerce activity, online and in-store.

Challenges for Consumers

•	Difficult to find relevant digital coupons. Digital coupons are most valuable to consumers when they relate to products and brands that consumers want. Consumers face a fragmented landscape as digital coupons are available in many different formats across a large number of distribution channels. Traditional coupons are available in newspapers, magazines and direct mail, while digital coupons are available on the websites of retailers and brands, digital coupon websites, in emails or embedded as advertising. Many digital coupon websites and other distribution channels lack the breadth and depth to offer a relevant digital coupon when a consumer wants it. In addition, few digital coupon websites have the retail relationships and resources to build a comprehensive offering of digital coupons for consumers. Consumers often have to resort to visiting multiple websites to check if a relevant digital coupon from their preferred retailer is available.

•	Unreliable digital coupons. Many digital coupon websites provide unreliable digital coupons that may be declined by retailers, causing consumer frustration and disappointment. These websites lack the infrastructure and technology to review and validate digital coupons that appear on their website, resulting in digital coupons that can expire without notice or are invalid.

•	Inconvenience associated with traditional coupons. Traditional coupons distributed via fragmented offline media such as newspapers and circulars are hard to discover, search and organize, and carry expiration dates that are difficult to track. They are often not easily available on-demand when a consumer is shopping and can rarely be redeemed across multiple channels, such as online and in-store.

Challenges for Retailers

•	Difficulty reaching consumers at scale. The increasing amount of digital content and the proliferation of mobile devices creates significant audience fragmentation. This fragmentation makes it difficult for retailers and brands to reach their target audience at scale and at a time when their purchase behavior can be influenced.

•	Difficulty engaging consumers across channels. With a shift of consumer engagement towards online, mobile and social channels, retailers need an integrated multichannel solution to optimize their promotional efforts. Creating consistent and integrated consumer engagement across their online, mobile and offline retail presence can represent a challenge for many retailers. Additionally, if consumers have a poor experience with a coupon it may negatively impact consumers’ image of the brand.

•	Ineffective and difficult to measure marketing solutions. Retailers are looking to maximize the returns on their promotional campaigns. Many traditional marketing options do not allow retailers to effectively measure the ROI of their marketing spend or collect behavioral consumer data to optimize their campaigns. Therefore, retailers seek a solution that can provide pay-for-performance and transparency into the effectiveness of their promotional campaigns.

Our Solution

We operate the world’s largest digital coupon marketplace, connecting consumers with leading retailers and brands. Consumers are able to visit a trusted destination that allows them to search for, discover and redeem digital coupons from leading retailers, online or in-store. We aggregate digital coupons from retailers, performance marketing networks, our large user community, our employees and outsourced providers. Retailers are able to drive sales and acquire new customers by effectively attracting and engaging a large audience of consumers who are shopping across multiple channels. Our solution enables retailers to better manage their customer acquisition spend and effectively measure their marketing ROI.

Solutions for Consumers

In 2013, we provided consumers with digital coupons that were redeemed in more than 32.0 million purchase transactions. Key elements of our solution for consumers include:

•	Save money with a broad selection of coupons: Our breadth and depth of digital coupon inventory enables consumers to save money on their everyday purchases. We aggregate digital coupons available from retailers, performance marketing networks and our large user community. In 2013, more than two-thirds of the digital coupons featured in our marketplace were submitted by users or sourced internally by us. The remainder of the digital coupons featured in our marketplace were provided through performance marketing networks. In 2013, we featured more than 600,000 digital coupons in each month from retailers and brands across multiple product categories including clothing; electronics; health and beauty; home and office; travel, food and entertainment; personal and business services; and shoes.

•	Depth of coupon selection from leading retailers within each category: In 2013, our websites featured digital coupons from over 70,000 retailers and brands. In 2013, we offered thousands of digital coupons per category. Our strong relationships with leading retailers allow us to offer digital coupons exclusive to our marketplace.

•	Reliability and curation of digital coupon content: Our merchandizing team actively monitors our most frequently visited digital coupon content in our marketplace to ensure content quality and curates such digital coupon content by updating and changing the display and description of digital coupons. Additionally, we leverage feedback from our large user community and our proprietary algorithms to measure performance and relevancy of our digital coupons. These efforts are designed to ensure that the best quality digital coupons rise to the top of our pages, while lower quality or expired digital coupons are displayed lower on our pages and are eventually filtered out of our content. Our merchandising team monitors the comments submitted by consumers for additional feedback on digital coupons, such as whether or not the description of the digital coupon contains an error, and updates our digital coupon content accordingly. Our focus on digital coupon quality and curation is intended to provide a high-quality experience for consumers.

•	Relevance and personalization: By having a selection of digital coupons from thousands of large and small retailers, we can present more comprehensive and relevant content for our large and engaged user community. Consumers can sign up for alerts for digital coupons for specific retailers they have a personal affinity for that come from us via email or submit their brand “likes” and otherwise engage with us on Facebook. We then maintain and use this information to keep our users informed via email or Facebook whenever a digital coupon from their preferred retailer becomes available through our marketplace.

•	Anytime, anywhere availability, online and in-store: Consumers can search for and discover our digital coupons at virtually any time via our websites, mobile applications, email newsletters and alerts or social media presence, whether on their desktop devices, mobile phone or tablet. Our mobile applications provide access to the select online and in-store digital coupons found in our marketplace, allowing consumers to search and discover the digital coupons they need and use them to shop whenever and wherever they want. Consumers can also share our digital coupons socially via Facebook, Google+, Twitter, Pinterest, email or text message, or save or print them for later use. In addition, by utilizing location-based technology, the RetailMeNot mobile application notifies our consumers of savings opportunities when they are shopping near one of more than 6,000 geo-fenced shopping malls and centers by sending alerts for digital coupons that can be used in these malls.

Solutions for Retailers

We believe we are a trusted partner to retailers and brands. We provide our retailers and brands access to a large and engaged consumer audience during their shopping experience. Key elements of our solution for retailers include:

•	Access to large consumer audience: We provide retailers access to the largest marketplace dedicated to digital coupons, offering a large and engaged audience of consumers with intent to purchase. The scale of our platform increases our ability to drive conversion by rapidly disseminating and promoting digital coupons to an engaged consumer audience at scale.

•	Multichannel engagement with consumers: Our websites and mobile applications offer retailers access to consumers who are shopping online and in-store. In 2013, we had over 550 million visits to our websites. We have had more than 13.7 million mobile application downloads and have more than 17.0 million email subscribers. Our in-store solutions help retailers drive more in-store traffic and sales by increasing consumer awareness of discounts and promotions available to them. Other outlets, such as our social media channels, including our Facebook Page and Twitter feeds, provide two-way engagement with consumers.

•	Trusted partnerships and strategic dialogues: We maintain ongoing strategic dialogues and develop long-term relationships with our paid retailers. Our sales and partner management teams work closely with the marketing teams of our paid retailers to optimize the performance of their digital coupons. We proactively work with our paid retailers to curate their digital coupons to drive sales and build consumer trust. We believe our marketplace provides a consistent, high-quality user experience, which reflects positively on the brand image of our paid retailers.

•	Measurable ROI and pay-for-performance: We believe retailers focus on channels with clearly quantifiable return on investment and pay-for-performance transactional models. Our paid retailers pay a commission to us only after a consumer has made a purchase. Retailers are also able to track the performance of their digital coupons in order to monitor and control key aspects of their campaign. Our quantifiable, pay-for-performance model allows retailers to effectively measure ROI while acquiring new customers, increasing sales and driving brand loyalty.

Our Competitive Strengths

We operate the world’s largest digital coupon marketplace, connecting consumers with leading retailers and brands. Our competitive strengths include:

•	Global leader with strong scale and brands: We believe our strong brand recognition has allowed our marketplace to become a leading destination for consumers looking to save money on retail purchases. As a result, over 90% of traffic to our websites was generated from unpaid sources in 2013. In addition to RetailMeNot.com, our international brand portfolio includes VoucherCodes.co.uk in the U.K., Bons-de-Reduction.com, Poulpeo.com and Ma-Reduc.com in France, Actiepagina.nl in the Netherlands, Deals.com in Germany and RetailMeNot.ca in Canada.

•	Trusted partner to leading retailers: In 2013, we maintained relationships with more than 10,000 paid retailers. We help retailers drive sales and acquire new customers through our multichannel marketplace. We also help our paid retailers optimize their digital coupon campaigns to provide a consistent, high-quality user experience, which we believe reflects positively on the brand image of these retailers. As evidence of our successful partnerships with retailers, we have been able to grow over time the number of exclusive digital coupons we offer to consumers. These exclusive digital coupons often involve more compelling offers, and therefore drive heightened consumer interest and help portray our marketplace as the leading destination for digital coupons. Our pay-for-performance model enables us to have a mutually beneficial relationship with our paid retailers, as they pay a commission to us only after a sale is made. This model also allows our paid retailers to effectively measure marketing ROI.

•	Network effects: As more consumers use our websites and mobile applications, we attract more retailers and brands to our platform looking for a large audience to drive sales. As the number of retailers and brands in our marketplace increases, we are able to offer more digital coupons to consumers, which in turn attracts a larger consumer audience. As our consumer audience grows, retailers and brands are more willing to enter into paid relationships with us and provide us with exclusive digital coupons to attract our audience of consumers.

•	Large community of actively engaged users: We foster and support a passionate user community that contributes to our websites by submitting digital coupons and helps curate the content on our websites. We leverage our community’s passion for savings and their participation in curating the content that we provide to deliver compelling and relevant coupon selection to our broad consumer audience. This occurs through community moderation of digital coupons with the ability to filter and rank coupons on our websites that consumers find the most compelling and relevant. We believe that this engagement by our consumers increases the quality of our content, while lowering our costs to curate and moderate that content ourselves.

•	Strong technology platform and proprietary data: Our technology platform is designed to provide the reliability and security necessary to support a large and growing base of consumers, retailers and brands in our marketplace. As engagement in our marketplace increases, we are able to collect more proprietary data on consumer shopping behavior, which allows us to further develop and improve our marketplace to better serve consumers and offer more value to our paid retailers. This data is difficult to replicate and enables us to offer retailers insight into their digital coupon performance. Additionally, our technology serves as a basis to design and support innovative solutions and to further automate and standardize our processes.

Our Growth Strategy

Our objective is to expand our position as the largest digital coupon marketplace, connecting consumers and leading retailers and brands. Our strategies to achieve this goal include:

Increase traffic and monetization. To drive increased consumer traffic and net revenues, we intend to continue to invest in marketing to increase brand awareness. We deploy targeted and measured email newsletters and alerts, social media presence, and select display advertising, as well as other offline media efforts to increase the frequency of visits to our properties. Given our scale, we also benefit from our network effects to increase traffic and conversion as more digital coupons drive more consumer traffic and retail commerce activity, which in turn attracts more digital coupons to our marketplace. We also intend to obtain more exclusive digital coupons to attract more consumers.

Grow depth of paid relationships with retailers. We continue to dedicate significant resources to our experienced sales and partner management teams in order to deepen our relationships with existing paid retailers and attract new paid retailers worldwide. We believe that this value proposition will help us grow our share of marketing promotional spending among our large retailer base and attract new paid retailers to our marketplace. We also aim to further strengthen our value proposition for retailers by expanding our retailer solutions, including sponsored category listings and advertising opportunities.

Enhance mobile solutions and in-store enablement. We intend to further develop our mobile optimized websites and invest in our mobile technology for smartphones and tablets, including geo-fencing capabilities, in order to increase consumer use and monetization of our solutions from mobile devices. We believe that this technology will allow us to introduce new solutions and grow the number of consumers and retailers using our mobile solutions.

Invest in technology and innovation. Innovation is a key element of our strategy, and we will continue to make significant investments in research and development to further improve our user interface, solution and platform integration, features and functionality, as well as our online and mobile technologies. Our product innovation initiatives are designed to minimize friction in consumers’ shopping experience with digital coupons from start to finish. Our key technology investment strategies include: further integrating our online and mobile product offerings; developing personalization tools to further tailor digital coupons on our websites and applications; and leveraging data and analytics to enhance our understanding of consumer behavior and help retailers measure the effectiveness of their marketing spend, across online, mobile and in-store channels. We also intend to increase the efficiency and scalability of our international operations through standardization of certain components of our technology.

Expand internationally. We have successfully leveraged our established business model to expand into attractive new geographies, including the U.K., France, Germany, the Netherlands and Canada. We intend to further grow our international presence in these markets and continue our geographic expansion efforts in markets with attractive commerce profiles and trends.

Pursue strategic acquisitions. Since 2009, we have completed more than 10 acquisitions. We intend to continue pursuing expansion opportunities in existing and new markets, as well as in core and adjacent categories through strategic acquisitions.

Our Products and Services

We offer products and services to create our marketplace, where consumers save money and retailers generate sales.

Products and Services for Consumers

Our product development approach is centered on building products that enable consumers to discover quality digital coupons, virtually anytime and anywhere, and redeem them online or in-store. Our products and services for consumers are free of charge and available through our websites and mobile applications.

Websites. As the largest digital coupon marketplace, we offer our consumers hundreds of thousands of digital coupons from tens of thousands of retailers and brands across multiple product categories. Consumers visiting our marketplace search for and discover digital coupons based on retailer name, product, category, digital coupon type, popularity, success rate and other characteristics. Once a consumer discovers a relevant digital coupon, the consumer clicks on that digital coupon and is directed to the website of the respective retailer, where the consumer is able to purchase products and redeem the digital coupon.

Mobile Applications. Our mobile applications allow consumers to shop when they want, where they want. Consumers use our mobile applications to discover, store for use later and access the digital coupons they want and to redeem them both online and in-store. They can browse top digital coupons, popular stores and product category listings. Our mobile applications also allow users to share digital coupons with others via email, text message or through social media channels. In addition, utilizing location-based technology, the RetailMeNot mobile application notifies consumers of savings opportunities when they are shopping near shopping malls and centers by sending consumers alerts for digital coupons that can be used in these malls. Consumers can redeem these digital coupons by simply scanning the barcode at the retailer’s register or by having the sales associate enter the promotional code shown on the consumer’s mobile screen into their point-of-sale system.

Email Newsletters and Alerts. Consumers can subscribe to receive our periodic email newsletter and alerts. Our email newsletter allows consumers to stay informed about featured digital coupons, while our alerts notify consumers when digital coupons from their preferred retailers become available.

•	Email newsletters: Our newsletters are generally sent two to three times a week and typically include our top 20 digital coupons for the week, a digital coupon for a featured retailer or a weekly feature of top in-store digital coupons.

•	Alerts: Our alerts provide consumers with new digital coupons for their favorite retailers, as they become available.

Social Media. Consumers can engage with us on social media channels, such as Facebook, Google+, Pinterest and Twitter, to receive promotional messages from retailers and brands. We maintain an active social media presence by tweeting savings opportunities each day and recommending digital coupons to consumers through our Facebook application based on consumers’ brand likes. In addition, we engage consumers through social and gamification features in the “Community” section of RetailMeNot.com, including the ability to earn points, track dollars users have helped others save, view rankings, earn badges and win prizes.

Products and Services for Retailers

We provide our retailers with access to a large and engaged consumer audience.

Multichannel Access to Consumers. We provide retailers and brands with access to new customers through multiple channels online on our websites and mobile applications, by email newsletters and alerts and our social media presence, and in-store by displaying a digital coupon on a mobile device or presenting a printed coupon. We allow retailers to provide consistent digital coupons across these multiple channels.

Advertising. We provide our paid retailers with a variety of premium paid placement opportunities to increase the impact of their digital coupon campaigns. Our most common premium placement opportunities include prominent placement within the top coupon carousel of our homepage, the side rail of our category pages, our weekly email newsletter, solo retailer newsletter campaigns and on the landing screen of our mobile applications. We typically charge a flat fee for these enhanced advertising tools on a campaign basis for a given period of time. Advertising rates may vary depending upon seasonality, placement, traffic and the length of time a retailer runs an advertisement through our marketplace.

Our Websites and Brands

We operate a portfolio of digital coupon websites that span multiple geographic locations and languages. We acquired the majority of the websites we operate today and have typically maintained the brand name we acquired in each local market given the brand awareness of each website created prior to our acquisition. Each of these websites provides the same core set of solutions: consumers use these websites at no charge to search for and discover digital coupons they can redeem online or in-store with leading retailers and brands.

We use the RetailMeNot brand in the U.S., including RetailMeNot.com, our mobile optimized website and the RetailMeNot mobile applications currently available for free for iPhone and Android, and in Canada, through RetailMeNot.ca. We expect to continue to focus our efforts on building the RetailMeNot brand in the U.S. and Canada.

We acquired the business of VoucherCodes.co.uk. in August 2011, which is our brand in the U.K. The VoucherCodes.co.uk. brand includes the VoucherCodes.co.uk. website and mobile applications currently available for free for iPhone and Android. In May 2012, we re-launched our website Deals.com to serve consumers and retailers in German-speaking markets. Also in May 2012, we acquired the businesses of Bons-de-Reduction.com and Poulpeo.com in France. The Bons-de-Reduction.com brand includes the Bons-de-Reduction.com website and mobile application currently available for free for iPhone. As of March 1, 2013, we established operations in the Netherlands through the acquisition of the business of Actiepagina.nl. In June 2013, we launched our website RetailMeNot.ca to serve English-speaking consumers and retailers in Canada. In July 2013, we expanded our presence in France through the acquisition of the business of Ma-Reduc.com. As a result of this acquisition, we operate the largest portfolio of digital coupon websites in France (Bons-de-Reduction.com, Poulpeo.com and Ma-Reduc.com).

Our primary websites include:

Website	Mobile Applications	Geographic Location	Language	Focus
Retailmenot.com	iPhone & Android	U.S.	English	Online and In-Store Coupons
VoucherCodes.co.uk	iPhone & Android	U.K.	English	Online and In-Store Coupons
Bons-de-Reduction.com	iPhone	France	French	Online and In-Store Coupons
Poulpeo.com	iPhone & Android	France	French	Online Coupons with Cash Back
Ma-Reduc.com	None	France	French	Online Coupons
Actiepagina.nl	None	Netherlands	Dutch	Online Coupons
Deals.com	None	Germany	German	Online Coupons
RetailMeNot.ca	None	Canada	English	Online Coupons

Technology and Infrastructure

Product development and innovation are core pillars of our strategy. Our product team works to regularly deliver innovative products and features in an effort to provide the best possible consumer experience. The responsibilities of our product team span the lifecycle of identifying consumer needs, defining and designing products, testing, developing go-to-market strategies, and measuring the performance of new products and features. The team is focused on enhancing our core solutions, optimizing the user experience for consumers, and building better business results for our retailers. We provide our online and mobile solutions using a combination of in-house and third-party technology solutions and products.

We have developed proprietary systems architecture for use in creating, maintaining and operating our websites. This technology consists of internal development by our staff of designers, developers and engineers and makes use of software acquired or licensed from outside developers and companies. Our systems are designed to serve consumers and our retailers’ operations teams in an automated and scalable fashion. While we use a variety of technologies, the majority of our software systems are written in PHP and Java by engineers employed or contracted by us. Our product development expenses were $30.6 million, $14.5 million and $4.4 million in 2013, 2012 and 2011, respectively. Our software is comprised of five major areas:

•	public facing websites;

•	content quality management systems;

•	mobile;

•	data management and reporting; and

•	infrastructure tools.

Our websites are hosted in the U.S., U.K., France, Germany and the Netherlands using a combination of third-party co-location hosting centers and cloud-based hosting services. Our systems architecture has been designed to manage increases in traffic on our websites through the addition of server and network hardware without making software changes. Our third-party data centers provide our websites and online tools with scalable and redundant Internet connectivity and redundant power and cooling to our hosting environments. We use security methods in an effort to ensure the integrity of our networks and to protect confidential data collected and stored on our servers. For example, we use firewall technology to protect access to our networks and to our servers and databases on which we store confidential data. We have developed and use internal policies and procedures to protect the personal information of our users. We test for unauthorized external access to the network daily using automated services and conduct periodic audits performed by outsourced security consultants.

Competition

The market to attract consumers seeking to save money on purchases online and in-store, and retailers and brands seeking to drive sales and acquire new customers is highly competitive, fragmented and rapidly changing with limited barriers to entry.

Our competition for traffic from consumers seeking to save money on online or in-store purchases includes digital coupon websites and mobile applications, cash back and loyalty websites, retailers, search engines, social networks, comparison shopping websites, newspapers and direct mail campaigns. We believe that our primary competition is from other digital coupon websites, including dealspl.us, bradsdeals, dealnews, savings.com, Tech Bargains and Coupon Cabin. In addition to such competitors, we are experiencing increasing competition from other businesses that offer digital coupons similar to ours as an add-on to their core business. For example, Groupon, Living Social and Coupons.com are now offering digital coupons, and Google and PayPal are now offering digital coupons for in-store purchases. While some of our actual and potential competitors enjoy substantial competitive advantages over us, such as superior name recognition, substantially greater financial, technical and other resources and longer history of competing in relevant geographies, we believe that we compete favorably based on our leadership position in digital coupons, our strong brand awareness, our broad selection and quality of digital coupons from leading retailers and brands, our trusted partnerships with retailers, our network effects and our large community of actively engaged users.

Retailers have a number of marketing options to choose from when deciding how to reach consumers. Our competition for retailer marketing spend includes digital coupon sites that offer a pay-for-performance model, search engines and social networks that compete for online advertising spend and television, magazines and newspapers that compete for offline advertising spend. We believe the principal factors that make us appealing in the competition for retailers’ marketing spend include our large and engaged audience of consumers, our multichannel engagement across online, mobile, social and in-store, our trusted marketplace that protects retailers’ brands, and our pay-for-performance model that provides retailers measurable ROI, reporting and analytics.

Intellectual Property

Our intellectual property includes the content of our websites, our registered domain names, our registered and unregistered trademarks and our patent applications. We believe that our intellectual property is an important asset of our business and that our RetailMeNot.com, Deal2Buy.com, VoucherCodes.co.uk, Bons-de-Reduction.com, Poulpeo.com, Ma-Reduc.com, Actiepagina.nl, Deals.com, RetailMeNot.ca and other domain names and our technology infrastructure give us a competitive advantage in the digital coupon market. We rely on a combination of trademark, copyright and trade secret laws in the U.S. and Europe, as well as contractual provisions, to protect our proprietary technology and our brands. We currently have trademarks registered or pending in the U.S., Europe, Australia, Canada, South Korea, Singapore and China for our name and certain words and phrases that we use in our business. We also rely on copyright laws to protect software relating to our websites and our proprietary technologies, although we have not registered for copyright protection to date. We have registered numerous Internet domain names related to our business in order to protect our proprietary interests. As of December 31, 2013, we had two patents issued and 34 patent applications, including three provisional patent applications pending, related to the use and operation of discount websites and related mobile applications as well as the provision and redemption of digital coupons. We also enter into confidentiality agreements with our employees and consultants and seek to control access to and distribution of our proprietary information in a commercially prudent manner. In addition, we license third-party technologies that are incorporated into some elements of our solutions.

The efforts we have taken to protect our intellectual property rights may not be sufficient or effective, and, despite these precautions, it may be possible for other parties to copy or otherwise obtain and use the content of our websites without authorization. We may be unable to prevent competitors from acquiring domain names or trademarks that are similar to, infringe upon or diminish the value of our domain names, trademarks, service marks and our other proprietary rights. Failure to protect our proprietary rights adequately could significantly harm our competitive position and operating results.

Employees

As of December 31, 2013, we had 444 employees. Of these employees, 313 were based in the U.S., 76 were based in the U.K, 41 were based in France, eight were based in Germany and six were based in the Netherlands. We consider our current relationship with our employees to be good. Other than our French employees, none of our employees is represented by a labor union or is a party to a collective bargaining agreement.

Culture

We believe that a critical component of our success has been our corporate culture, which we believe fosters innovation, encourages teamwork, cultivates creativity and promotes a focus on execution. We have nurtured this culture since our inception and maintained an environment designed to promote openness, honesty, responsibility, mutual respect and the pursuit of common goals. We believe our culture gives us a competitive advantage in recruiting talent in the highly competitive fields that are critical to our success.

Segments

We have one operating and reporting segment consisting of various products and services that are all related to our marketplace for digital coupons. For a discussion of revenue, net income and total assets, see Part II, Item 8: “Financial Statements” of this Annual Report on 10-K.

Geographic Information

Financial information about geographic areas is set forth in Note 13 of the Notes to Consolidated Financial Statements under Part II, Item 8: “Financial Statements” of this Annual Report on Form 10-K. For a discussion of the risks attendant to foreign operations, see the information in Part 1, Item 1A: “Risk Factors” under the caption “We are subject to international business uncertainties that could adversely affect our operations and operating results.”

Seasonality

Our operating results fluctuate from quarter to quarter as a result of a variety of factors, including seasonal factors and economic cycles that influence consumer purchasing of retail products. Historically, we have experienced the highest levels of visitors to our websites and net revenues in the fourth quarter of the year, which coincides with the winter holiday season in the U.S. and Europe. This seasonality may not be fully evident in our historical business performance because of our significant growth and the timing of our acquisitions. For instance, we have entered new markets through international acquisitions and increased the number of paid retailer and performance marketing network relationships. These changes have contributed to the substantial growth in our net revenues and corresponding increases in our operating costs and expenses to support our growth. Our investments have led to uneven quarterly operating results due to increases in personnel costs, product and technology enhancements and the impact of our acquisitions and other strategic projects. The return on these investments is generally achieved in future periods and, as a result, these investments can adversely impact near term results.

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

Available Information

Our Internet address is www.retailmenot.com and our investor relations website is located at http://investor.retailmenot.com/. We make available free of charge on our investor relations website under the headings “Financial Information” and “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC. Information contained on our websites is not incorporated by reference into this Annual Report on Form 10-K. In addition, the public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site, www.sec.gov, that includes filings of and information about issuers that file electronically with the SEC.

Item 1A. Risk Factors.

Our business, prospects, financial condition or operating results could be materially adversely affected by any of these risks, as well as other risks not currently known to us or that are currently considered immaterial. The trading price of our Series 1 common stock could decline due to any of the risks and uncertainties described below, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

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

Most of our net revenues come from commissions earned for promoting digital coupons on behalf of retailers. Often, the commissions we earn are tracked and paid by performance marketing networks. For 2013, 96.1% of our net revenues came from retailers that pay us through performance marketing networks, primarily Commission Junction and LinkShare. Performance marketing networks provide retailers with affiliate tracking links for revenues attribution to publishers and the ability to distribute digital coupon content to multiple publishers. We do not have exclusive relationships with performance marketing networks. They do not enter into long-term commitments to us allowing us to use their solutions, and their contracts with us are cancelable upon short or no notice and without penalty.

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

Some performance marketing networks that we work with could be considered our competitors because they also offer some components of our solution, including publishing digital coupons on their own websites. If they further develop these capabilities, they may offer their own competitive solutions to retailers and, as a result, our ability to compete effectively could be significantly compromised and our business and operating results could be adversely affected.

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

The market for digital coupon solutions is highly competitive, fragmented and rapidly changing. Our competition for traffic from consumers seeking to save money on online or in-store purchases includes digital coupon websites and mobile applications, cash back and loyalty websites, retailers, search engines, social networks, comparison shopping websites, newspapers and direct mail campaigns. Our competition for retailer marketing spend includes digital coupon sites that offer a pay-for-performance model, search engines and social networks that compete for online advertising spend and television, magazines and newspapers that compete for offline advertising spend. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our profitability. We also expect competition in e-commerce generally, and digital coupon solutions in particular, to continue to increase because there are no significant barriers to entry. A substantial number of digital coupon websites, including those that attempt to replicate our business model, have emerged globally. In addition to such competitors, we are experiencing increasing competition from other businesses that offer digital coupons similar to ours as an add-on to their core business. For example, Groupon, Living Social and Coupons.com are now offering digital coupons, and Google and PayPal are now offering digital coupons for in-store purchases. We also expect to compete against other Internet sites that serve niche markets and interests. In addition, we compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies that provide coupons and discounts on products and services.

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

We have expanded our overall business, consumer traffic, paid retailers, employee headcount and operations in recent periods. We increased our total number of full-time employees and contractors from 35 as of December 31, 2010 to 444 as of December 31, 2013. We have also established or acquired operations in other countries. In 2011, we acquired the business of VoucherCodes.co.uk, which is based in the U.K. In 2012, we acquired Bons-de-Reduction.com and Poulpeo.com, which are based in France, and relaunched Deals.com in Germany. In March 2013, we acquired Actiepagina.nl, which is based in the Netherlands. In July 2013, we acquired Ma-Reduc.com, which is based in France. In most of these instances, we previously had no presence in these countries. Our business is becoming increasingly complex, especially in light of the number of acquisitions we have integrated and are in the process of integrating. Our limited operating history, reliance on multiple websites and brands and our rapid expansion have placed, and will continue to place, a significant strain on our managerial, operational, product development, sales and marketing, administrative, financial and other resources.

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

Retailers have a variety of channels through which to promote their products and services. If these retailers elect to promote their coupons and discounts through other channels, less compelling coupons or discounts or not to promote coupons or discounts at all, or if our competitors are willing to accept lower commissions than we are to promote these digital coupons, our ability to obtain content may be impeded and our business, financial condition and operating results will be adversely affected. Similarly, if users do not contribute digital coupons to our websites, or if they contribute digital coupons that are not attractive or reliable, the digital coupon inventory in our marketplace may decrease or become less valuable to consumers. If we cannot maintain sufficient digital coupon inventory in our marketplace, consumers may perceive our marketplace as less relevant, consumer traffic to our websites and use of our mobile applications will decline and, as a result, our business, financial condition and operating results will be adversely affected.

Consumers are increasingly using mobile devices to access our content, and if we are unsuccessful in expanding the capabilities of our digital coupon solutions for our mobile platforms to allow us to generate net revenues as effectively as our desktop platforms, our net revenues could decline.

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

We have begun to introduce new product offerings, which may be subject to regulation by federal, state and local authorities and by authorities in foreign countries. For example, unlike our other solutions, in order to facilitate card-linked offers that we are considering, we must acquire and store consumer credit card data. The storage of credit card data requires compliance with the Payment Card Industry Data Security Standard, or PCI DSS, which compliance certification we recently obtained. Under the PCI DSS, we are required to adopt and implement internal controls over the use, storage and security of credit card data to help prevent credit card fraud. Failure to comply with this standard or other loss of our PCI DSS compliance would result in breaches of contractual obligations with our payment processors, may subject us to fines, penalties, damages and civil liability and could eventually prevent us from processing or accepting credit cards.

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

Effective trade secret, patent, copyright, trademark and domain name protection is expensive to obtain, develop and maintain, both in terms of initial and ongoing registration or prosecution requirements and expenses and the costs of defending our rights. We are seeking to protect our patentable technology, trademarks and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming. We have two patents issued and 34 pending patent applications, including three provisional applications. We do not know whether any of our pending patent applications will result in the issuance of additional patents or whether the examination process will require us to narrow our claims or we may otherwise be unable to obtain patent protection for the technology covered in our pending patent applications. Our patents, trademarks and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Moreover, any issued patents may not provide us with a competitive advantage and, as with any technology, competitors may be able to develop similar or superior technologies to our own, now or in the future.

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

ICANN (the Internet Corporation for Assigned Names and Numbers), the international authority over top-level domain names, recently increased the number of generic top-level domains, or “TLDs.” This may allow companies or individuals to create new web addresses that appear to the right of the “dot” in a web address, beyond such long-standing TLDs as “.com,” “.org” and “.gov.” ICANN may also add additional TLDs in the future. As a result, we may be unable to maintain exclusive rights to all potentially relevant or desirable domain names in the United States or in other countries in which we operate, which may harm our business. Furthermore, attempts may be made by third parties to register our trademarks as new TLDs or as domain names within new TLDs, and we may be required to enforce out rights against such registration attempts, which could result in significant expense and the diversion of management’s attention.

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

Our net revenues from operations outside the U.S. comprised 20.6% of our net revenues in 2013, and we expect this percentage to increase in the future. Currently, we have operations in the U.K., France, the Netherlands and Germany. We intend to expand our existing operations in these countries as well as establish a presence in additional countries to grow our international sales. Operating in foreign countries requires significant resources and management attention, and we have limited experience entering new geographic markets. In addition, the varying commercial and Internet infrastructure in other countries may make it difficult for us to replicate our business model. In many countries, we compete with local companies that have more experience in their respective markets than we do, and we may not benefit from first-to-market advantages. To achieve widespread acceptance in new countries and markets, we must continue to tailor our solutions and business model to the unique circumstances of such countries and markets, which can be difficult and costly. Failure to adapt practices and models effectively to each country into which we expand could slow our international growth. We cannot assure you that our international efforts will be successful. International sales and operations may be subject to risks such as:

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

Since our inception, we have completed more than 10 acquisitions, and we may continue to make acquisitions in the future. Our success will depend in part on our ability to identify, negotiate, and complete acquisitions, and integrate the acquired businesses and, if necessary, satisfactory debt or equity financing to fund those acquisitions. As is the case with our current facility, if we finance an acquisition with debt financing, we will incur interest expense and may have to comply with financing covenants or secure the debt obligations with our assets. Mergers and acquisitions are inherently risky, and any mergers and acquisitions we complete may not be successful. Any mergers and acquisitions we undertake in the future would involve numerous risks, any of which could have a material adverse effect on our business and the market price of our common stock, including the following:

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

We have an aggregate of 85,237,671 shares of Series 1 common stock authorized but unissued and not reserved for issuance under our stock option plans or otherwise. We may issue all of these shares without any action or approval by our stockholders, subject to certain limitations of the NASDAQ Global Select Market. We may require additional capital from equity or debt financing in the future in order to take advantage of strategic opportunities, or to support our existing business. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility, including our ability to issue or repurchase equity, develop new or enhanced existing products, complete acquisitions or otherwise take advantage of business opportunities. If we raise additional funds or finance acquisitions through further issuances of equity, convertible debt securities or other securities convertible into equity, you and our other stockholders could suffer significant dilution in your percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our Series 1 common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

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

Some of the individuals who now constitute our management team have limited experience managing a publicly traded company and limited experience complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our continued transition to a public company that will be subject to significant regulatory oversight and reporting obligations under the federal securities laws. In particular, these new obligations will require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business, which could materially and adversely impact our business operations.

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

Our corporate structure and intercompany arrangements, including the manner in which we develop and use our intellectual property and the transfer pricing of our intercompany transactions, are intended to reduce our worldwide effective tax rate. We are currently implementing a restructuring of our non-U.S. entities to streamline our European operations, effective January 1, 2014, and we may implement other such structures and arrangements in the future. The application of the tax laws of various jurisdictions, including the U.S., to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine that the manner in which we operate our business does not achieve the intended tax consequences, which could increase our worldwide effective tax rate and harm our financial position and results of operations. In order to effectively structure and execute our international tax strategy we will need to continue to hire, train and manage qualified personnel. If our new hires underperform, or if we are unsuccessful in hiring, training, managing and integrating these new employees, our business may be harmed.

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

Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the tax benefits which we intend to derive from our current and any future intercompany arrangements could be undermined if we are unable to adapt the manner in which we operate our business and if tax laws change.

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

We currently have a term debt facility that provides us with cash, which we use to fund our operations and which requires us to comply with a number of restrictive covenants. We may enter into other debt arrangements in the future, which may contain similar or additional restrictive covenants. We are currently subject to covenants related to minimum trailing twelve-month EBITDA levels, a funded debt to EBITDA ratio, a fixed charge coverage ratio (each as more fully described in our amended and restated revolving credit and term loan agreement), and the defense of our intellectual and other property, among others. We may become subject to additional covenants in connection with future debt arrangements. If we are unable to comply with one or more covenants applicable to us and our lenders are unwilling to waive our noncompliance, our lenders may have the right to terminate their commitments to lend to us, cause all amounts outstanding to become due and payable immediately, sell certain of our assets which are collateral for our obligations and take other measures which may impair our operations. If funds under our loan arrangements become unavailable or if we are forced unexpectedly to repay amounts outstanding under our loan arrangements, our assets and cash flow may be insufficient to make such repayments or may leave us with insufficient funds to continue our operations as planned and would have a material adverse effect on our business.

We are subject to currency exchange risk in connection with our international business operations.

Cash inflows and outflows in our international operations are typically denominated in currencies other than the U.S. dollar, which is our functional currency for financial reporting purposes. For 2013, 2012 and 2011, approximately 20.6%, 17.1% and 9.7%, respectively, of our net revenues were denominated in such foreign currencies. Our reliance on foreign currencies subjects our financial results to fluctuations in currency exchange rates and changes in the proportion of our net revenues and expenses attributable to each of our foreign locations. We recognized a foreign exchange gain of $0.7 million in 2013. In addition, we expect our exposure to fluctuations in foreign exchange rates to increase as we expand our business in existing and new international markets. Although we do not currently engage in any hedging activities relating to foreign currency, we may in the future enter into hedging arrangements in order to manage foreign currency translation but such activity may not completely eliminate fluctuations in our operating results. Foreign currency exchange rate fluctuations could adversely impact our profitability.

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

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, including the risk factors described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, and other factors beyond our control. Factors affecting the trading price of our common stock include:

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

Insiders have substantial control over us, and this control may limit our stockholders’ ability to influence corporate matters and delay or prevent a third party from acquiring control over us.

As of January 31, 2014, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 38.8% of our outstanding Series 1 common stock. Further, C. Thomas Ball, a member of our board of directors and a general partner of Austin Ventures, and Jeffrey M. Crowe, a member of our board of directors and a general partner of Norwest Venture Partners, held an aggregate of approximately 19.4% and 10.2% of our Series 1 common stock, respectively. This significant concentration of ownership may adversely affect the trading price for our Series 1 common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

As of January 31, 2014, we had 52,744,984 shares of common stock outstanding. The 17,661,751 shares sold in our initial public offering and our follow-on offering are were immediately tradable without restriction. In addition, on January 15, 2014, 3,444,325 shares became tradable without restriction upon the expiration of lock-up agreements executed in connection with our initial public offering. On March 12, 2014, 31,265,320 shares will be eligible for sale upon the expiration of lock-up agreements executed in connection with our follow-on offering, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements. The representatives of the underwriters may, in their sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements.

On August 7, 2013, we registered 10,262,195 shares of our Series 1 common stock that we have issued or may issue under our equity plans, which shares will be eligible for sale upon the expiration of lock-up agreements, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our named executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our Series 1 common stock. These plans provide for sales to occur from time to time after the expiration of the lock-up period related to our initial public offering, or with respect to any employee who has entered into a 10b5-1 trading plan that also participated as a selling stockholder in our follow-on offering, after March 31, 2014. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of January 31, 2014, holders of approximately 56.9% of our common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock following the expiration of the lock-up agreements, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.

We have incurred and will continue to incur significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our operations and financial results.

We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the Securities and Exchange Commission, or SEC, the Public Company Accounting Oversight Board and the NASDAQ Global Select Market, impose additional reporting and other obligations on public companies. Compliance with public company requirements has increased our costs and made some activities more time-consuming. A number of those requirements require us to carry out activities we have not done previously. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, we have incurred and will continue to incur additional expenses associated with our SEC reporting requirements. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. Risks associated with our status as a public company may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We expect that the additional reporting and other obligations imposed on us by these rules and regulations will increase our legal and financial compliance costs and the costs of our related legal, accounting and administrative activities by approximately $2.0 million per year. These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase our costs.

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

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. In particular, we do not intend to include all of the executive compensation related information that would be required in our proxy statement if we were not an emerging growth company. In addition, for so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and

•	submit certain executive compensation matters to shareholder advisory votes, such as “say on pay” and “say on frequency.”

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

Although we intend to rely on the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies. Also, as our business grows, we may no longer satisfy the conditions of an emerging growth company. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) December 31, 2018; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will be deemed a large accelerated filer on the first day of the fiscal year after the market value of our common equity held by non-affiliates exceeds $700 million, measured on June 30. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot assure you that we will be able to enjoy part or all of the benefits from the JOBS Act. We cannot predict whether investors will find our common stock less attractive to the extent we rely on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

If securities or industry analysts do not continue to publish research or publish unfavorable or misleading research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes unfavorable or misleading research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the market for our stock and demand for our stock could decrease, which could cause our stock price or trading volume to decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in Austin, Texas, where we lease approximately 75,526 square feet of office space under a lease that expires on July 31, 2020. We also lease office space in London, England; Paris, France; Vannes, France; Amsterdam, the Netherlands; and Berlin, Germany. Our primary data centers are located in Virginia and California. We believe our current and planned office facilities and data center space will be adequate for our needs for the foreseeable future.

For additional information regarding obligations under operating leases, see Note 8 of the Notes to Consolidated Financial Statements included in Part II, Item 8: “Financial Statements” of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation related to claims arising from the ordinary course of our business. We believe that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material adverse effect on us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Series 1 common stock has been listed on the NASDAQ Global Select Market under the symbol “SALE” since July 19, 2013. Prior to that date, there was no public trading market for our Series 1 common stock. Our Series 1 common stock priced at $21.00 per share in our initial public offering on July 18, 2013. The following table sets forth for the periods indicated the high and low intra-day sale prices per share of our Series 1 common stock as reported on the NASDAQ Global Select Market:

	Low	High
Third Quarter (from July 19, 2013)	$26.12	$39.50
Fourth Quarter	$25.51	$36.30

On January 31, 2014, the last reported sale price of our Series 1 common stock on the NASDAQ Global Select Market was $35.41 per share, and there were 35 holders of record of our Series 1 and Series 2 common stock. The actual number of holders of Series 1 and Series 2 common stock is greater than these numbers of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Use of Proceeds from Initial Public Offering and Follow-on Offering of Common Stock

On July 24, 2013, we closed our initial public offering of 10,454,544 shares of Series 1 common stock, at a price of $21.00 per share, before underwriting discounts and commissions. We sold 4,545,454 of such shares and existing stockholders sold an aggregate of 5,909,090 of such shares, including 1,363,636 shares sold by selling stockholders as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-189397), which was declared effective by the SEC on July 18, 2013. Following the sale of the shares in connection with the closing of our initial public offering, the offering terminated. Morgan Stanley & Co. LLC, Goldman Sachs & Co., Credit Suisse Securities (USA) LLC, Jefferies LLC, RBC Capital Markets Corporation, Stifel, Nicolaus & Company, Incorporated and William Blair & Company, L.L.C. acted as the underwriters. Our initial public offering generated net proceeds to us of approximately $85.4 million, after deducting underwriting discounts and commissions. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than (i) payments of dividends and (ii) payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. We did not receive any proceeds from the sale of shares by the selling stockholders in our initial public offering.

On December 16, 2013, we closed our follow-on offering of 7,207,207 shares of Series 1 common stock, at a price of $26.00 per share, before underwriting discounts and commissions. We sold 2,000,000 of such shares and existing stockholders sold an aggregate of 5,207,207 of such shares, including 940,070 shares sold by selling stockholders as a result of the underwriters’ exercise of their option to purchase additional shares. The offer and sale of all of the shares in the follow-on offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-192632), which was declared effective by the SEC on December 11, 2013. Following the sale of the shares in connection with the closing of our follow-on offering, the offering terminated. Goldman Sachs & Co., Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, Jefferies LLC, RBC Capital Markets Corporation, Stifel, Nicolaus & Company, Incorporated and William Blair & Company, L.L.C. acted as the underwriters. The follow-on offering generated net proceeds to us of $49.1 million, after deducting underwriting discounts and commissions. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. We did not receive any proceeds from the sale of shares by the selling stockholders in the follow-on offering.

With the net proceeds of our initial public offering and our follow-on offering, we (i) paid in full accumulated dividends on our previously outstanding shares of preferred stock, which totaled approximately $52.5 million, (ii) repaid the outstanding principal and accrued interest on seller notes issued in connection with our acquisition of eConversions Limited in 2011, which totaled approximately $6.6 million, (iii) repaid $1.75 million of our senior debt in October 2013, (iv) acquired the business of YSL Ventures, Inc. in October 2013 for approximately $11.6 million in cash consideration and entered into deferred compensation arrangements with the former owners of YSL Ventures, Inc., which totaled approximately $6.2 million and (v) repaid $1.75 million of our senior debt in January 2014.

There have been no material changes in the planned use of proceeds from our initial public offering and our follow-on offering from that described in our final prospectuses filed with the SEC pursuant to Rule 424(b).

Dividend Policy

We have never declared or paid any cash dividends on our common stock. Neither Delaware law nor our amended and restated certificate of incorporation requires our board of directors to declare dividends on our common stock. Any future determination to declare cash dividends on our common stock will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. We do not anticipate paying cash dividends on our common stock for the foreseeable future.

Equity Compensation Plan Information

Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2013 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated herein by reference.

Performance Graph

Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.

The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the Russell 2000 Index and the S&P North American Technology Internet Index during the period commencing on July 19, 2013, the initial trading day of our Series 1 common stock, and ending on December 31, 2013. The graph assumes a $100 investment at the beginning of the period in our Series 1 common stock, the stocks represented in the Russell 2000 Index and the stocks represented in the S&P North American Technology Internet Index, and reinvestment of any dividends. The S&P North American Technology Internet Index is a modified-capitalization weighted index of stocks representing the Internet industry, including Internet content and access providers, Internet software and services companies and e-commerce companies. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Item 6. Selected Financial Data.

The tables on the following pages set forth the consolidated financial and operating data as of and for the periods indicated. Financial information for periods prior to 2010 has not been provided as we had no significant operations prior to 2010. The consolidated statements of operations data presented below for the years ended December 31, 2013, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 have been derived from the audited consolidated financial statements that are included in Part II, Item 8: “Financial Statements.”

We acquired the businesses of RetailMeNot.com in November 2010, VoucherCodes.co.uk in August 2011, Bons-de-Reduction.com and Poulpeo.com in May 2012, Actiepagina.nl in March 2013, Ma-Reduc.com in July 2013 and YSL Ventures in October 2013. The consolidated statements of operations, balance sheets and statements of cash flows include the results of businesses acquired from the effective date of the acquisition for accounting purposes.

The following information should be read in conjunction with our consolidated financial statements and related notes, the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information included elsewhere in this filing. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2013	2012	2011	2010
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$209,836	$144,685	$80,402	$16,862
Costs and expenses:
Cost of net revenues	13,049	9,113	3,980	1,848
Product development	30,566	14,481	4,388	658
Sales and marketing	70,303	40,672	15,341	5,661
General and administrative	28,583	15,758	6,883	2,472
Amortization of purchased intangible assets	12,081	13,158	11,296	3,394
Other operating expenses	2,525	6,006	35	—

Total cost and expenses	157,107	99,188	41,923	14,033

Income from operations	52,729	45,497	38,479	2,829
Other income (expense):
Interest expense, net	(2,980)	(3,221)	(7,784)	(930)
Fair value change of common stock warrant	—	—	(2,103)	—
Fair value change of contingent consideration, net	—	—	—	1,994
Other income (expense), net	672	77	(129)	(16)

Income before income taxes	50,421	42,353	28,463	3,877
Provision for income taxes	(18,891)	(16,360)	(11,502)	(1,533)

Net income	$31,530	$25,993	$16,961	$2,344

Preferred stock dividends on participating preferred stock	(19,928)	(24,577)	(64,715)	(3,247)

Total undistributed earnings (loss)	11,602	1,416	(47,754)	(903)
Undistributed earnings allocated to participating preferred stock	(5,998)	(1,390)	—	—

Net income (loss) attributable to common stockholders	$5,604	$26	$(47,754)	$(903)

Net income (loss) per share attributable to common stockholders:
Basic	$0.24	$0.03	$(64.19)	$(0.32)

Diluted	$0.23	$0.03	$(64.19)	$(0.32)

Weighted-average number of common shares used in computing net income (loss) per share:
Basic	23,074	841	744	709

Diluted	25,742	2,277	744	709

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$165,881	$97,142	$88,234
Working capital	194,252	98,152	78,631
Total assets	512,082	370,920	347,326
Total liabilities	80,773	63,266	74,817
Redeemable convertible preferred stock	—	349,027	321,450
Total stockholders’ equity (deficit)	431,309	(41,373)	(48,941)

	Year Ended December 31,
	2013	2012	2011	2010
	(in thousands, except net revenues per visit)
Operating Metrics:
Visits	560,432	464,240	349,992	108,574
Net revenues per visit	$0.37	$0.31	$0.23	$0.16

	2013	2012	2011	2010
	(in thousands)
Other Financial Data:
Adjusted EBITDA	$81,320	$70,373	$51,895	$6,800

(1)	See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Metrics” on page 49 for a description of these operating metrics.
(2)	We define adjusted EBITDA as net income plus depreciation, amortization of intangible assets, stock-based compensation expense, third-party acquisition-related costs, other non-cash operating expenses (including asset impairment charges and compensation arrangements entered into in connection with acquisitions), net interest expense, other non-operating income or expense (including changes in fair value of warrant liabilities and contingent consideration) and income taxes, net of any foreign exchange income or expense.

The following table presents a reconciliation of adjusted EBITDA to net income for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011	2010
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$31,530	$25,993	$16,961	$2,344
Depreciation and amortization expense	14,112	14,192	11,556	3,460
Stock-based compensation expense	10,507	4,048	471	68
Third party acquisition-related costs	1,447	630	1,354	443
Other operating expenses	2,525	6,006	35	—
Interest expense, net	2,980	3,221	7,784	930
Fair value change of common stock warrant	—	—	2,103	—
Fair value change of contingent consideration, net	—	—	—	(1,994)
Other (income) expense, net	(672)	(77)	129	16
Provision for income taxes	18,891	16,360	11,502	1,533

Adjusted EBITDA	$81,320	$70,373	$51,895	$6,800

The following tables present depreciation and stock-based compensation expense as included in the various lines of our consolidated statements of operations:

	Year Ended December 31,
	2013	2012	2011	2010
	(in thousands)
Depreciation Expense:
Cost of net revenues	$299	$99	$62	$16
Product development	818	380	74	12
Sales and marketing	603	382	84	27
General and administrative	311	173	40	11

Total depreciation expense	$2,031	$1,034	$260	$66

	Year Ended December 31,
	2013	2012	2011	2010
	(in thousands)
Stock-Based Compensation Expense:
Cost of net revenues	$704	$157	$23	$1
Product development	2,419	1,144	164	12
Sales and marketing	2,398	993	113	23
General and administrative	4,986	1,754	171	32

Total stock-based compensation expense	$10,507	$4,048	$471	$68

Non-GAAP Financial Measures

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed in the table above and elsewhere in this filing adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation above of adjusted EBITDA to net income, the most directly comparable GAAP financial measure.

We have included adjusted EBITDA in this filing because it is a key measure used by our management and board of directors to understand and evaluate our operating performance for the following reasons:

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section titled “Risk Factors.”

We operate the world’s largest digital coupon marketplace, connecting consumers with leading retailers and brands. In the year ended December 31, 2013, our marketplace featured digital coupons from over 70,000 retailers and brands, and according to our internal data compiled using Google Analytics, we had more than 550 million total visits to our desktop and mobile websites. As of December 31, 2013, we had contracts with more than 10,000 retailers. We own and operate the largest digital coupon marketplaces in the U.S. (RetailMeNot.com) and the U.K. (VoucherCodes.co.uk) and the largest portfolio of digital coupon websites in France (Bons-de-Reduction.com, Poulpeo.com and Ma-Reduc.com).

On July 24, 2013, we completed our initial public offering of 10,454,544 shares of Series 1 common stock, at a price of $21.00 per share, before underwriting discounts and commissions. We sold 4,545,454 of such shares and existing stockholders sold an aggregate of 5,909,090 of such shares, including 1,363,636 shares sold by selling stockholders as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. On December 16, 2013, we completed our follow-on offering of 7,207,207 shares of Series 1 common stock, at a price of $26.00 per share before underwriting discounts and commissions. We sold 2,000,000 of such shares and existing stockholders sold an aggregate of 5,207,207 of such shares, including 940,070 shares sold by selling stockholders as a result of the underwriters’ exercise of their option to purchase additional shares. These offerings collectively generated net proceeds to us of approximately $134.5 million, after deducting underwriting discounts and commissions. We did not receive any proceeds from the sale of shares by the selling stockholders in these offerings.

We derive substantially all of our net revenues from retailers or brands that pay us directly or through third-party performance marketing networks. A retailer is a merchant that sells goods or services directly to consumers. A paid retailer is a retailer or brand with which we have a contract pursuant to which it has agreed to pay us a commission for sales attributable to us using affiliate tracking links to digital coupons made available in our marketplace. These contracts specify the default commission rate that a paid retailer agrees to pay us; however, we generally attempt to negotiate increases in these rates with most of our top paid retailers. In 2013, we had contracts with more than 10,000 individual paid retailers. In some instances, the paid retailer itself provides affiliate tracking links for attribution of sales using digital coupons made available in our marketplace and pays us directly. However, in most cases, paid retailers contract with performance marketing networks to provide affiliate tracking links for attribution of sales using digital coupons made available in our marketplace. These paid retailers then pay the commissions we earn to the performance marketing network, which in turn pays those commissions to us. In general, our contracts with performance marketing networks govern our use of affiliate tracking links made available to us by the performance marketing network and the remittance of any commissions payable to us from paid retailers utilizing the performance marketing network. The performance marketing network with which a paid retailer contracts to provide affiliate tracking links provides us with the paid retailer’s contract terms, which must be accepted by us and the paid retailer, and which further govern our use of affiliate tracking links for such paid retailer and payment of commissions to us. Our contracts are generally short term, meaning that they can be cancelled by any of the contracting parties on 30 days’ notice or less.

In 2013, 96.5% of our net revenues were derived from commissions earned when consumers made purchases using digital coupons featured on our websites and mobile applications, and 3.5% of our net revenues were earned from advertising placements. We expect that substantially all of our net revenues in the future will continue to be derived from commissions. Commission rates are determined through negotiations with retailers based on a variety of factors, including the level of exposure to consumers in our marketplace, the quality and volume of sales realized from consumers using digital coupons from our marketplace and the category of products purchased using digital coupons. We sell our solutions to retailers through a direct sales force. We have contracts with more than 10,000 of the over 70,000 retailers whose digital coupons are featured in our marketplace.

From 2012 to 2013 our consolidated net revenues grew from $144.7 million to $209.8 million. Net income for 2013 was $31.5 million, a 21.3% increase from $26.0 million in 2012. Adjusted EBITDA for 2013 grew to $81.3 million, a 15.6% increase from the $70.4 million in adjusted EBITDA for 2012. From 2012 to 2013, organic net revenues grew from $144.7 million to $203.3 million. This $58.6 million increase represented 90.0% of our net revenues growth. We have increased commissions as a result of increased commerce driven by an increase in consumer visits to our websites, an increase in digital coupons available in our marketplace and an increase in the dollar amount of products purchased by consumers. See Part II, Item 6: “Selected Financial Data,” page 45, for further discussion of adjusted EBITDA, our use of this measure, the limitations of this measure as an analytical tool, and the reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP financial measure.

We were formed in 2007 and began our operations as a digital coupon marketplace in November 2009 with the acquisitions of the businesses of Deals2Buy.com, Coupon7.com, Couponshare.com and CheapStingyBargains.com. In November 2010, we acquired the business of RetailMeNot.com. In August 2011, we acquired the business of VoucherCodes.co.uk, expanding our operations into the U.K. Our net revenues for 2011 include the net revenues of VoucherCodes.co.uk for the period from the acquisition date through December 31, 2011 of $7.8 million, or 9.7% of 2011 net revenues. In April 2012, we acquired the businesses of Bons-de-Reduction.com and Poulpeo.com, expanding our operations into France. Our net revenues for 2012 include the net revenues of Bons-de-Reduction.com and Poulpeo.com for the period from the acquisition date through December 31, 2012. In March 2013, we acquired the business of Actiepagina.nl, expanding our operations into the Netherlands. In July 2013, we acquired the business of Ma-Reduc.com. In October 2013, we acquired the business and associated coupon validation technology of YSL Ventures, Inc., which operated under the name Zendeals. Our net revenues for 2013 include the revenues of Actiepagina.nl, Ma-Reduc.com and YSL Ventures, Inc. for the period from the respective acquisition dates through December 31, 2013. The net revenues generated from the businesses we acquired in 2013 and 2012 were not significant.

Our acquisitions have required us to integrate new operations, offices and employees and to formulate and execute on marketing, product, partner management, content and technology strategies associated with the acquired businesses. We continue to manage multiple brands and technology platforms of the acquired businesses, which has increased our cost of operations.

We believe that featuring desirable digital coupons is necessary to attract visitors to our marketplace, which includes our websites, mobile applications and email and social media distribution channels. In addition to increasing the number of visitors to our marketplace, we are focused on increasing the rate and frequency at which these visitors make purchases from retailers whose digital coupons are featured in our marketplace. To meet these challenges, we are focused on a combination of marketing strategies, including pay-per-click advertising, search engine optimization and branding campaigns, with a goal of driving visits to our marketplace as well as increasing the exposure of the digital coupon category. We are also investing in product enhancements to make it easier for consumers visiting our marketplace to search and find the right digital coupons. We believe these enhancements will increase consumers’ interactions with our retailers, which will in turn increase the value we are able to provide to our paid retailers.

We intend to achieve future success by continuing to focus on recruiting, training and retaining talented employees, increasing our branding efforts and strengthening our relationships with retailers. We also plan to improve the consistency and reliability of our marketplace by investing in the development and implementation of certain universal software platforms to support all of our websites. We believe this investment will allow us to more easily and rapidly integrate the systems of any additional digital coupon businesses which we may acquire and should result in increased operational efficiency. We believe that these significant investments in our team, branding, relationships and technology will enable our expansion into new markets and improve the quality and consistency of our marketplace.

Key Financial and Operating Metrics

We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments, and assess the longer-term performance of our business. The key financial and operating metrics we use are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except net revenues per visit)
Financial Metrics
Net revenues	$209,836	$144,685	$80,402
Adjusted EBITDA	81,320	70,373	51,895

Operating Metrics
Visits	560,432	464,240	349,992
Net revenues per visit	$0.37	$0.31	$0.23

Financial Metrics

Net Revenues. Substantially all of our net revenues consist of commissions we receive from paid retailers, either directly or through performance marketing networks. In general, we earn a commission from a paid retailer when a consumer clicks on a digital coupon for that paid retailer on one of our websites or mobile applications and then makes a purchase from that paid retailer. In some instances, we earn commissions from a paid retailer when a consumer presents a digital coupon to the retailer and the digital coupon is scanned or a unique digital coupon code is entered by the retailer at the point of sale. We also earn advertising revenues from advertising placements on our websites and mobile applications. We believe net revenues are an important indicator for our business because they are a reflection of the value we offer to consumers and retailers through our websites and mobile applications.

Adjusted EBITDA. We define this metric as net income plus depreciation, amortization of intangible assets, stock-based compensation expense, third party acquisition-related costs, other non-cash operating expenses (including asset impairment charges and compensation arrangements entered into in connection with acquisitions), net interest expense, other non-operating income and expenses (including changes in fair value of warrant liabilities) and income taxes net of any foreign exchange income or expenses. We believe that the use of adjusted EBITDA is helpful in evaluating our operating performance because it excludes certain non-cash expenses, including depreciation, amortization of intangible assets and stock-based compensation expense. See footnote 2 on page 45 to the table in Part II, Item 6: “Selected Financial Data” for additional discussion of adjusted EBITDA and the reconciliation to net income.

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

Key Components of Our Results of Operations

Net Revenues

Substantially all of our net revenues consist of commissions we receive from paid retailers, either directly or through performance marketing networks. In general, we earn commissions from a paid retailer when a consumer makes a purchase from that paid retailer after clicking on a digital coupon for that paid retailer on one of our websites, mobile websites or mobile applications. In some instances, we earn commissions from a paid retailer when a consumer presents a digital coupon to the retailer in-store and the digital coupon is scanned or a unique digital coupon code is entered by the retailer at the point of sale. We provide performance marketing solutions under contracts with retailers, which generally provide for commission payments to be facilitated by performance marketing networks. Commission rates are typically negotiated with individual retailers with which we have contracts. Our commission rates vary based on both the retailer as well as the product category. We recognize commission revenues when we receive confirmation that a consumer has completed a purchase transaction with a paid retailer, as reported to us through a performance marketing network, or in some cases, by the retailer directly. When a digital coupon applies only to specific items, the discount to the consumer will be applied only to those specific items, but our commission is generally based on the aggregate purchase price of all items purchased at that time by the consumer. We also earn advertising revenues from advertising placements on our websites and mobile applications, which have historically not been significant. We expect that substantially all of our net revenues in the future will continue to be derived from commissions. Commission revenues are reported net of a reserve for estimated returns. We estimate returns based on our actual historical returns experience; these returns have not been significant.

Costs and Expenses

We classify our costs and expenses into six categories: cost of net revenues, product development, sales and marketing, general and administrative, amortization of purchased intangible assets and other operating expenses.

We allocate our personnel facilities and general information technology, or IT, costs, which include IT and facilities-related personnel costs, rent, depreciation and other general costs, to all of the above categories of operating expenses, other than amortization of purchased intangibles and other operating expenses. We expect personnel costs will be higher in 2014, both in absolute dollars and as a percentage of net revenues, when compared to the prior year as a result of a full year impact of personnel hired in 2013 and our plan to continue to increase the number of our employees as we continue to invest in our business. Personnel costs for employees include salaries and amounts earned under variable compensation plans, payroll taxes, benefits, stock-based compensation expense, costs associated with recruiting new employees, travel costs and other employee-related costs.

Cost of Net Revenues

Our cost of net revenues consists of direct and indirect costs incurred to generate net revenues. These costs consist primarily of personnel costs of our merchandising, site operations, and website technical support employees; fees paid to third-party contractors engaged in the operation and maintenance of our websites; depreciation; and website hosting and Internet service costs. We expect our cost of net revenues to increase in both absolute dollars and as a percentage of net revenues in 2014 as we continue to build our infrastructure of employees and tools to support a larger business across multiple markets and endeavor to increase the number and amount of consumer purchases resulting from visits to our websites and from use of our mobile applications.

Product Development

Our product development expense consists primarily of personnel costs of our product management and software engineering teams, as well as fees paid to third-party contractors and consultants engaged in the design, development, testing and improvement of the functionality and user experience of our websites and mobile applications. We expense all internal product and development costs as we do not track and separately identify costs of identifiable development activities from costs of maintenance and related activities. We intend to continue to significantly increase our technology and product resources over the next year by hiring additional personnel to develop new features and products for our websites and mobile applications. We expect these additional investments to cause our product development expenses to increase both in absolute dollars and as a percentage of net revenues in 2014 as compared to 2013.

Sales and Marketing

Our sales and marketing expense consists primarily of personnel costs of our sales, partner management, marketing, SEO and business analytics employees, as well as online and other advertising expenditures, branding programs and other marketing expenses. Our advertising, branding programs and other marketing costs include paid search advertising fees, online display advertising, including on social networking sites, television advertising, creative development fees, public relations, email campaigns, trade show costs and other general marketing costs. We intend to increase our sales and marketing efforts in 2014 to support our products, increase consumer traffic to our websites, encourage downloads of our mobile applications and increase overall awareness of our brand. Therefore, we expect our sales and marketing expenses to increase in absolute dollars and as a percent of net revenues in 2014.

General and Administrative

Our general and administrative expense consists primarily of the personnel costs of our general corporate functions, including executive, finance, accounting, legal and human resources. Other costs included in general and administrative include professional fees for legal, audit and other consulting services, travel and entertainment, charitable contributions and other general corporate overhead expenses. We expect to continue to incur incremental costs associated with operating as a public company for a full year, including increases in our accounting and legal personnel, additional consulting, legal and audit fees, insurance costs, board of directors’

compensation, costs associated with compliance with the Sarbanes-Oxley Act and other requirements. As a result, we expect our general and administrative expenses to increase in absolute dollars but decline as a percentage of net revenues in 2014.

Amortization of Purchased Intangibles

We have recorded identifiable intangible assets in conjunction with our various acquisitions, and are amortizing those assets over their estimated useful lives. We perform impairment testing of goodwill annually and, in the case of intangibles with definite lives, whenever events or circumstances indicate that impairment may have occurred. We expect our amortization expenses to decline in absolute dollars and as a percentage of net revenues in 2014. However, changes in our amortization expenses will depend upon the level of our future acquisition activity.

Other Operating Expenses

Other operating expenses for 2013 consist primarily of amortization expense related to deferred compensation agreements with the selling stockholders of YSL Ventures, Inc. and Bons-de-Reduction.com and Poulpeo.com. In 2013, we acquired YSL Ventures, Inc. and entered into $6.2 million in deferred compensation agreements with the selling stockholders of the business. The deferred compensation is due and payable contingent upon the continued employment of the selling stockholders and as a result we are amortizing the associated expense over the term of the compensation arrangement with the sellers. In 2012, we acquired Bons-de-Reduction.com and Poulpeo.com and issued $3.5 million in seller notes to the selling stockholders of the business. These seller notes are due and payable contingent upon the continued employment of the selling stockholders and as a result have been recorded as deferred compensation, which we are amortizing over the term of the compensation arrangement with the sellers. We expect other operating expenses to increase in absolute dollars and as a percentage of net revenues in 2014 as a result of the recognition of a full year of amortization expense related to our deferred compensation agreement with the selling stockholders of YSL Ventures, Inc.

Other operating expenses for 2012 primarily consist of amounts related to non-cash impairments of purchased intangible assets. In 2012, we determined that we would no longer support three of our websites, Coupon7.com, Couponshare.com and CheapStingyBargains.com. We have redirected traffic from CheapStingyBargains.com to Deals2Buy.com and refer visitors from Coupon7.com and Couponshare.com to RetailMeNot.com. We do not expect these sites to provide additional income. As a result of this impairment indicator, we determined that a complete impairment of the remaining unamortized intangible assets related to these websites was warranted, resulting in an impairment charge of $4.9 million. We did not record any intangible asset impairment charges during the years ended December 31, 2013 and 2011.

Other Income (Expense)

Amounts included in other income (expense) include interest income earned on our available cash and cash equivalents, interest expense incurred in connection with our senior debt and expense associated with compensation arrangements entered into in connection with acquisitions and the amortization of deferred financing costs. We also include in other income (expense), net fair value adjustments to warrant liabilities and foreign currency exchange gains and losses. Changes in these amounts will depend to some extent upon the level of our future acquisition activities and the use of borrowings to fund any such acquisitions.

Income Tax Expense

Our effective tax rate for the years ended December 31, 2013, 2012, and 2011 was 37.5%, 38.6% and 40.4%, respectively. Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions, state taxes and non-deductible expenses, such as acquisition costs and stock-based compensation. Our mix of foreign versus U.S. income, our ability to generate tax credits and our incurrence of any non-deductible expenses will likely cause our effective tax rate to fluctuate in the future. Our effective tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

We are currently implementing a global corporate restructuring involving our non-U.S. entities to streamline our non-U.S. operations, effective January 1, 2014. The impact of this restructuring may result in volatility in our provision for income taxes and our effective tax rate. We anticipate a tax liability in the first quarter of 2014 related to this restructuring.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires estimates, judgments and assumptions that affect the reported amounts and classifications of assets and liabilities, net revenues and expenses and the related disclosures of contingent liabilities in our consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies and estimates addressed below.

We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. See Note 2 “Summary of Significant Accounting Policies” of Part II, Item 8: “Financial Statements.” Of those policies, we believe that the accounting policies discussed below involve the greatest degree of complexity and exercise of judgment by our management. We evaluate our estimates, judgments and assumptions on an ongoing basis, and while we believe that our estimates, judgments and assumptions are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Business Combinations and the Recoverability of Goodwill and Long-Lived Intangible Assets

A significant component of our growth strategy has been to acquire and integrate businesses that complement our existing operations. We account for business combinations using the purchase method of accounting and allocate the purchase price of each acquired business to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value at the purchase date. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill.

In determining the fair value of assets acquired and liabilities assumed in a business combination, we use recognized valuation methods, including the income approach, market approach and cost approach, and apply present value modeling. Our significant estimates in the income, market or cost approach include identifying business factors such as size, growth, profitability, risk and return on investment and assessing comparable net revenues and operating income multiples in estimating the fair value. We also make certain assumptions specific to the present value modeling valuation techniques which include risk-adjusted discount rates, future commission rates, rates of increase in operating expenses, weighted-average cost of capital, long-term growth rate assumptions and the future effective income tax rates.

Most of the businesses we have acquired did not have a significant amount of tangible assets. As a result, our acquisitions have resulted in the majority of the purchase price being allocated to identifiable intangible assets and goodwill. The long-lived intangible assets we have identified in each acquisition include customer relationships and marketing-related, contract-related and technology-based intangible assets. All of our long-lived intangible assets have a definite life that ranges from one year to fifteen years, which we have determined reflects our best estimate of the pattern in which the economic benefit of the related intangible asset will be utilized. As of December 31, 2013, we had $80.8 million in intangible assets (net of accumulated amortization) and $179.7 million of goodwill.

The valuations of our acquired businesses have been performed by valuation specialists under our management’s supervision. We believe that the estimated fair value assigned to the assets acquired and liabilities assumed are based on reasonable assumptions and estimates that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates. Future changes in our assumptions or the interrelationship of those assumptions may negatively impact future valuations. In future measurements of fair value, adverse changes in discounted cash flow assumptions could result in an impairment of goodwill or intangible assets that would require a non-cash charge to the consolidated statements of operations and may have a material effect on our financial condition and operating results.

We perform our annual impairment testing of goodwill as of October 1 of each year, and whenever events or circumstances indicate that impairment may have occurred. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, significant changes in competition, a loss of key personnel, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. The Company determined that no triggering events occurred during the year ended December 31, 2013.

We evaluate the recoverability of goodwill using what is referred to as the “Step 0” analysis, which involves evaluating qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance related to our goodwill. If our “Step 0” analysis indicates that it is more likely than not that the fair value of our sole reporting unit is less than carrying amount, we perform a two-step impairment process tested at the reporting segment level. We have determined that we have one reporting unit. In the first step, the fair value for our reporting unit is compared to our book value including goodwill. In the case that the fair value is less than the book value, a second step is performed that compares the implied fair value of goodwill to the book value of the goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the sole reporting segment and the net fair value of the identifiable assets and liabilities excluding goodwill. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment charge in the consolidated statements of operations. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of our reporting unit is less than its carrying amount, then the quantitative impairment tests are unnecessary. Our annual evaluation of goodwill for impairment was as of October 1, 2013, and we determined that the quantitative tests were not necessary. We did not record any goodwill impairment charges during the years ended December 31, 2013, 2012 and 2011.

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, we compare the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the fee to our customers is fixed or determinable and collectability of the resulting receivable is reasonably assured. For commission revenues, which represent the significant majority of our net revenues, revenue recognition generally occurs when a consumer, having visited one of our websites and clicked on a digital coupon for a paid retailer, makes a purchase with such paid retailer, and completion of the order is reported to us by such paid retailer, either directly or through a performance marketing network. Certain paid retailers do not provide reporting until a cash payment is made. In those cases, which have historically not been significant, we record commission revenues on a cash basis. We estimate and record a reserve, based upon historical experience, to provide for end-user cancelations or product returns, which may not be reported by the retailer or performance marketing network until a subsequent date. Net revenues are reported net of sales taxes, where applicable.

Income Taxes

We are subject to income taxes in both the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rate could be adversely affected by differences between our anticipated and the actual mix of earnings generated across different tax jurisdictions which have higher or lower statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, by changes in foreign currency exchange rates or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations.

We account for income taxes using the asset and liability method, under which deferred income tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed or settled. We regularly review deferred tax assets to assess their potential realization and establish a valuation allowance for portions of such assets to reduce the carrying value if we do not consider it to be more likely than not that the deferred tax assets will be realized. Any change in the valuation allowance would be charged to income in the period such determination was made. We recognize a tax benefit from an uncertain tax position in the financial statements only when it is more likely than not that the position will be sustained.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

We record unrecognized tax benefits as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits and any related litigation could be materially different from historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that determination is made.

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. We have not recorded a deferred tax liability of approximately $3.5 million related to the U.S. federal and state income taxes and foreign withholding taxes of our undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. Should we decide to repatriate our foreign earnings, we would need to adjust our income tax provision in the period we determined that those earnings will no longer be indefinitely invested outside the United States.

Stock-Based Compensation

We measure stock-based compensation expense at fair value net of estimated forfeitures and generally recognize the corresponding compensation expense on a straight-line basis over the service period during which awards are expected to vest. Forfeiture rates are estimated periodically based on historical experience and adjusted in subsequent periods for differences in actual forfeitures from those estimates.

We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our estimates of a number of complex and subjective variables. These variables include the fair value of our common stock, as well as the following variables:

•	Fair Value of Our Common Stock. Because our stock was not publicly traded prior to our initial public offering, the fair value of our common stock underlying our stock options was previously determined by our board of directors, which intended all options to be exercisable at a price per share not less than the per share value of our common stock underlying those options on the date of grant. Following the completion of our initial public offering our common stock was valued by reference to its publicly traded price.

•	Expected Term. The expected term represents the period of time the stock options are expected to be outstanding and is based on the “simplified method” allowed under applicable SEC guidance. We used the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options.

•	Expected Volatility. Since we do not have a significant trading history for our Series 1 common stock, the expected stock price volatility was estimated by taking the average historical price volatility for publicly-traded stock of comparable industry peers similar in size, stage of life cycle and financial leverage, based on daily price observations over a period equivalent to the expected term of the stock option grants. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our Series 1 common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Dividend Yield. We do not presently plan to pay cash dividends on our Series 1 common stock in the foreseeable future. Consequently, we used an expected dividend yield of zero.

•	Risk-free Interest Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

The fair value of restricted stock units (RSUs) equals their intrinsic value on the date of grant.

Results of Operations

The following table presents our historical operating results for the periods indicated. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Consolidated Statements of Operations Data:
Net revenues	$209,836	$144,685	$80,402
Costs and expenses:
Cost of net revenues	13,049	9,113	3,980
Product development	30,566	14,481	4,388
Sales and marketing	70,303	40,672	15,341
General and administrative	28,583	15,758	6,883
Amortization of purchased intangible assets	12,081	13,158	11,296
Other operating expenses	2,525	6,006	35

Total costs and expenses	157,107	99,188	41,923

Income from operations	52,729	45,497	38,479
Other income (expense):
Interest expense, net	(2,980)	(3,221)	(7,784)
Fair value change of common stock warrant	—	—	(2,103)
Other income (expense), net	672	77	(129)

Income before income taxes	50,421	42,353	28,463
Provision for income taxes	(18,891)	(16,360)	(11,502)

Net income	$31,530	$25,993	$16,961

	Year Ended December 31,
	2013	2012	2011
Consolidated Statements of Operations Data as Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of net revenues	6.2	6.3	5.0
Product development	14.6	10.0	5.5
Sales and marketing	33.5	28.1	19.1
General and administrative	13.6	10.9	8.6
Amortization of purchased intangible assets	5.8	9.1	14.0
Other operating expenses	1.2	4.2	0.0

Total costs and expenses	74.9	68.6	52.2

Income from operations	25.1	31.4	47.8
Other income (expense):
Interest expense, net	(1.4)	(2.2)	(9.7)
Fair value change of common stock warrant	0.0	0.0	(2.6)
Other income (expense), net	0.3	0.1	(0.2)

Income before income taxes	24.0	29.3	35.3
Provision for income taxes	(9.0)	(11.3)	(14.3)

Net income	15.0%	18.0%	21.0%

Net Revenues

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Net Revenues by Geography:
U.S.	$166,532	$119,986	$72,616
International	43,304	24,699	7,786

Total net revenues	$209,836	$144,685	$80,402

Percentage of Net Revenues by Geography:
U.S.	79.4%	82.9%	90.3%
International	20.6%	17.1%	9.7%

Total percentage	100.0%	100.0%	100.0%

2013 compared to 2012. Net revenues increased by $65.2 million, or 45.0%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. In total, commissions paid to us as a result of consumer purchases made using RetailMeNot.com and VoucherCodes.co.uk accounted for approximately 91.8% of the increase for the period. Net revenues from the websites Bons-de-Reduction.com and Poulpeo.com, which we acquired in May 2012, Actiepagina.nl, which we acquired in March 2013, and Ma-Reduc.com, which we acquired in July 2013, accounted for 10.0% of the increase for the period. These amounts were partially offset by a $2.3 million decline in net revenues from Coupon7.com and Couponshare.com, which are websites that we stopped supporting during the fourth quarter of 2012, as well as nominal declines in net revenues from certain of our other websites. Approximately 60.2% of the organic growth in net revenues was due to improved monetization, driven by an increase in the percentage of visits that resulted in a paid transaction, with the remainder of the growth due to an increase in visits. Net revenues were positively affected by continued expansion of our online and offline marketing efforts, including increased investment in both paid and organic search and email subscriptions. The merchandising, usability and functionality enhancements we implemented in 2012 also contributed to improved net revenues per visit at RetailMeNot.com.

2012 compared to 2011. Net revenues increased by $64.3 million, or 80.0%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. In total, commissions paid to us as a result of consumer purchases made using RetailMeNot.com accounted for approximately 82.0% of the increase for the year. Of the increase in net revenues, $13.6 million was due to net revenues from VoucherCodes.co.uk, which we owned for a full year in 2012 as compared to less than five months in 2011. Another $3.3 million of this increase resulted from our May 2012 acquisition of the websites Bons-de-Reduction.com and Poulpeo.com. The organic increases in net revenues were driven by an increase in visits (approximately 30% of the increase) with the remainder due primarily to improved monetization driven by an increase in the percentage of visits that resulted in a paid transaction. Net revenues were positively affected by a significant expansion in 2012 of the online and offline marketing efforts we initiated in 2011, including increased investment in both paid and organic search and email subscriptions. The merchandising, usability and functionality enhancements we implemented in late 2011 and in 2012 also contributed to improved revenues per visit at RetailMeNot.com.

Cost of Net Revenues

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Cost of net revenues	$13,049	$9,113	$3,980
Percentage of net revenues	6.2%	6.3%	5.0%

2013 compared to 2012. For the year ended December 31, 2013, cost of net revenues increased by $3.9 million, or 43.2%, compared to the year ended December 31, 2012. This increase was largely attributable to a

$1.9 million increase in personnel costs. The increase in personnel costs led to an increase in allocated facility and information technology costs of $1.3 million. We increased website operating costs by $0.6 million to support increased consumer traffic to our websites as well as to strengthen our technology infrastructure. We increased our investment in our information technology and website support infrastructure to expand the capacity and to improve the performance and scalability of our websites.

2012 compared to 2011. For the year ended December 31, 2012, cost of net revenues increased by $5.1 million, or 129.0%, compared to the year ended December 31, 2011. This increase was primarily attributable to a $3.8 million increase in personnel costs. We increased website operating costs by $0.8 million to support increased consumer traffic to our websites as well as to strengthen our technology infrastructure. We added personnel to our content teams in order to increase digital coupon content and to further improve content quality. We also increased investment in our infrastructure to expand the capacity and to improve the performance and scalability of our websites. As a result of our personnel additions during 2012, we significantly increased our investment in technology and office facilities, incurring $0.5 million in additional facilities costs allocation and website support costs.

Product Development

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Product development	$30,566	$14,481	$4,388
Percentage of net revenues	14.6%	10.0%	5.5%

2013 compared to 2012. For the year ended December 31, 2013, product development expense increased by $16.1 million, or 111.1%, compared to the year ended December 31, 2012. This increase was primarily attributable to an $11.4 million increase in personnel costs. The increase in personnel also led to an increase in allocated facilities and IT support costs of $2.1 million. We increased personnel in order to enhance the functionality of our websites, to develop new products, including mobile applications, to enter new geographies and to strengthen our reporting and analytics capabilities. Additionally, fees for usability studies and technology licenses used in the design and development of our websites increased by $2.6 million.

2012 compared to 2011. For the year ended December 31, 2012, product development expense increased by $10.1 million, or 230.0%, compared to the year ended December 31, 2011. This increase was primarily attributable to a $7.3 million increase in personnel costs. The increase in personnel also led to an increase in allocated facilities and IT support costs of $1.8 million. We increased personnel in order to enhance the functionality of our websites, to develop new products, including mobile applications, to enter new geographies and to strengthen our reporting and analytics capabilities. Additionally, fees for usability studies and technology licenses used in the design and development of our websites increased $1.0 million.

Sales and Marketing

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Sales and marketing	$70,303	$40,672	$15,341
Percentage of net revenues	33.5%	28.1%	19.1%

2013 compared to 2012. For the year ended December 31, 2013, sales and marketing expense increased by $29.6 million, or 72.9%, compared to the year ended December 31, 2012. This increase was primarily attributable to an increase in advertising and personnel costs as we continue to build our brand, acquire new customers and increase consumer traffic to our websites in order to grow our business. Online, brand and other marketing expenses increased by $12.6 million. This increase was primarily attributable to public relations and offline and online advertising for brand building, contextual advertising placements and user acquisition efforts. We also incurred an increase of $7.6 million in paid search expenses. Personnel costs increased by $7.4 million, which led to a related increase in allocated facilities and IT support costs of $1.8 million. We increased personnel in order to continue the expansion of our partner management teams to support our growing portfolio of websites and to further strengthen relationships with top retailers. We also added personnel to support the marketing initiatives described above and to expand our email marketing, social media and other consumer acquisition initiatives.

2012 compared to 2011. For the year ended December 31, 2012, sales and marketing expense increased by $25.3 million, or 165.1%, compared to the year ended December 31, 2011. This increase was primarily attributable to an increase in advertising and personnel costs as we continued to build our brand, acquire new customers and increase consumer traffic to our websites in order to grow our business. For the year ended December 31, 2012, online, brand and other marketing expenses increased by $15.7 million. These increases are primarily attributable to public relations and offline and online advertising for brand building; user acquisition efforts; and higher paid search costs for traffic growth. Online marketing costs consist of search engine fees and contextual advertising placements. We incurred $8.6 million in paid search expenses for the year ended December 31, 2012, an increase of $1.7 million, or 24.6%, over the year ended December 31, 2011. Personnel costs increased by $5.9 million for the year ended December 31, 2012. The increase in personnel costs led to a related increase in allocated facilities and IT support costs of $1.9 million. We increased personnel in order to continue the expansion of our retailer teams to support our growing portfolio of websites and to further strengthen relationships with top retailers. We also added personnel to support the marketing initiatives described above as well as to expand our email marketing, social media and other consumer acquisition initiatives.

General and Administrative

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
General and administrative	$28,583	$15,758	$6,883
Percentage of net revenues	13.6%	10.9%	8.6%

2013 compared to 2012. For the year ended December 31, 2013, general and administrative expense increased by $12.8 million, or 81.4%, compared to the year ended December 31, 2012. This increase was primarily attributable to a $10.7 million increase in personnel costs. We added personnel to further the build-out of our human resources and legal functions, to increase our business development efforts and to add resources in the finance function to operate as a public company. Professional fees increased $2.2 million for the year ended December 31, 2013, due to increased legal, accounting and consulting costs associated with the growth of our existing business and becoming a public company.

2012 compared to 2011. For the year ended December 31, 2012, general and administrative expense increased by $8.9 million, or 128.9%, compared to the year ended December 31, 2011. This increase was primarily attributable to an $8.4 million increase in personnel costs. We added personnel to establish human resources and legal functions, to increase our business development efforts and to add resources in the finance function in order to begin preparing to operate as a public company. However, allocated facilities and IT support costs declined by $1.0 million as this category comprised a smaller percentage of total personnel. Professional fees increased $0.8 million for the year ended December 31, 2012, due to increased legal, accounting and consulting costs associated with the growth of our existing business and strategic initiatives, including the acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com during 2012 and preparation for becoming a public company.

Amortization of Purchased Intangible Assets

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Amortization of purchased intangible assets	$12,081	$13,158	$11,296
Percentage of net revenues	5.8%	9.1%	14.0%

2013 compared to 2012. For the year ended December 31, 2013, amortization of purchased intangible assets decreased by $1.1 million, or 8.2%, compared to the year ended December 31, 2012. The decrease in amortization expense for the year ended December 31, 2013 was primarily the result of the expiration of the useful life of certain of the purchased intangible assets as part of our acquisition of the business of VoucherCodes.co.uk in 2011 and the recorded impairment during 2012 of the remaining unamortized intangible assets related to three of our websites, Coupon7.com,Couponshare.com and CheapStingyBargains.com. These impairment costs were recognized in other operating expenses in our statement of operations. These decreases were partially offset by the recognition of amortization expense associated with the addition of purchased intangible assets as part of our acquisitions of the businesses of YSL Ventures, Inc. in October 2013, Ma-Reduc.com in July 2013 and Actiepagina.nl in March 2013.

2012 compared to 2011. For the year ended December 31, 2012, amortization of purchased intangible assets increased by $1.9 million, or 16.5%, compared to the year ended December 31, 2011. The increase in amortization expense for 2012 was the result of our recognition of a full year of amortization expense associated with the purchased intangible assets as part of our August 2011 acquisition of the business of VoucherCodes.co.uk, as compared to our recognition of only a partial year of amortization in 2011, and the addition of purchased intangible assets as part of our acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com in 2012, partially offset by decreases in amortization expense resulting from the expiration of the useful life of certain of the purchased intangible assets as part of our acquisition of the business of RetailMeNot.com in 2010.

Other Operating Expenses

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Impairment of purchased intangible assets	$—	$4,924	$—
Deferred compensation	2,527	1,082	—
Assets disposal (gain) or loss	(2)	—	35

Total other operating expenses	$2,525	$6,006	$35

2013 compared to 2012. In 2012, we determined that we would no longer support three of our websites, Coupon7.com, Couponshare.com and CheapStingyBargains.com. We redirected traffic from CheapStingyBargains.com to Deals2Buy.com and refer visitors from Coupon7.com and Couponshare.com to RetailMeNot.com. As a result of this impairment indicator, we determined that a complete impairment of the remaining unamortized intangible assets related to these websites was warranted, resulting in an impairment charge of $4.9 million. We did not record any intangible asset impairment charges during the year ended December 31, 2013. During the year ended December 31, 2013 and 2012, we recognized $2.5 million and $1.1 million, respectively, in deferred compensation charges for our October 2013 acquisition of the business of YSL Ventures, Inc. and our May 2012 acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com. Our obligations to pay the outstanding amounts under these deferred compensation arrangements are contingent upon the continued employment of the selling stockholders and, as a result, have been recorded as deferred compensation, which we amortize over the term of the compensation arrangements with the sellers.

2012 compared to 2011. In 2012, we determined that we would no longer support three of our websites, Coupon7.com, Couponshare.com and CheapStingyBargains.com. We redirected traffic from CheapStingyBargains.com to Deals2Buy.com and refer visitors from Coupon7.com and Couponshare.com to RetailMeNot.com. As a result of this impairment indicator, we determined that a complete impairment of the remaining unamortized intangible assets related to these websites was warranted, resulting in an impairment charge of $4.9 million. We also recognized $1.1 million in deferred compensation charges for our acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com in 2012. Our obligations to pay the outstanding amounts under these deferred compensation arrangements are contingent upon the continued employment of the selling stockholders and, as a result, have been recorded as deferred compensation, which we amortize over the term of the compensation arrangements with the sellers. We did not record any intangible asset impairment charges or deferred compensation charges during the year ended December 31, 2011.

Other Income (Expense)

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Interest expense, net	$(2,980)	$(3,221)	$(7,784)
Fair value change of common stock warrant	—	—	(2,103)
Other income (expense), net	672	77	(129)

2013 compared to 2012. The decrease in interest expense, net, for the year ended December 31, 2013 is primarily the result of a decrease in average outstanding principal on our senior debt facility and the repayment during 2012 of our seller notes issued in connection with our acquisitions of the business of RetailMeNot.com in November 2010 and an internet domain name in April 2010. These decreases were partially offset by a $0.6 million write-off of the remaining unamortized deferred financing costs of our prior senior debt facility following the amendment of such senior debt facility in July 2013 and an increase in interest expense for seller notes issued in connection with our acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com during May 2012 and Ma-Reduc.com in July 2013. Other income for 2013 primarily reflects foreign exchange gains.

2012 compared to 2011. The decrease in net interest expense for the year ended December 31, 2012 is the result of the repayment of our subordinated debt facility during October 2011 and a decrease in both the outstanding principal and interest rate on our senior debt facility. This decrease was partially offset by an increase in interest expense for seller notes issued in connection with our acquisitions of the businesses of VoucherCodes.co.uk during August 2011, and Bons-de-Reduction.com and Poulpeo.com during May 2012. Other income and expenses primarily reflect the fair value changes of the derivative liabilities of a common stock warrant and an interest rate swap for the year ended December 31, 2011.

Income Taxes

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Provision for income taxes	$(18,891)	$(16,360)	$(11,502)
Percentage of net revenues	(9.0%)	(11.3%)	(14.3%)
Effective tax rate	37.5%	38.6%	40.4%

2013 compared to 2012. Our income tax expense for the year ended December 31, 2013 was $18.9 million, or an increase of 15.5%, compared to income tax expense of $16.4 million for the year ended December 31, 2012. Our effective tax rate was 37.5% and 38.6% during the year ended December 31, 2013 and 2012, respectively, and differed from the statutory rate primarily due to non-deductible stock-based compensation charges, state income taxes and the effect of different statutory tax rates in foreign jurisdictions.

2012 compared to 2011. Our income tax expense for the year ended December 31, 2012 was $16.4 million, or an increase of 42.2%, compared to income tax expense of $11.5 million for the year ended December 31, 2011. Our effective tax rate during the two years differed from our anticipated long-term effective tax rate due to non-deductible expenses primarily associated with financing and acquisition activities and the impact of foreign tax rates.

Seasonality and Quarterly Results

Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, including seasonal factors and economic cycles that influence consumer purchasing of retail products. Historically, we have experienced the highest levels of visitors to our websites and net revenues in the fourth quarter of the year, which coincides with the winter holiday season in the U.S. and Europe. During the fourth quarter of 2013, we generated net revenues of $78.5 million, which represented 37.4% of our net revenues for 2013. This seasonality may not be fully evident in our historical business performance because of our significant growth and the timing of our acquisitions. For instance, we have entered new markets through international acquisitions and increased the number of paid retailer and performance marketing network relationships. These changes have contributed to the substantial growth in our net revenues and corresponding increases in our operating costs and expenses to support our growth. Our investments have led to uneven quarterly operating results due to increases in personnel costs, product and technology enhancements and the impact of our acquisitions and other strategic projects. The return on these investments is generally achieved in future periods and, as a result, these investments can adversely impact near term results.

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

Liquidity and Capital Resources

Since our inception, we have funded our operations and acquisitions primarily through private placements of our preferred stock, the issuance of equity securities through our initial public offering and follow-on offering, bank borrowings and cash flows from operations. We generated positive cash flow from operations for the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, we had $165.9 million in cash and cash equivalents, compared to $97.1 million at December 31, 2012.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$31,530	$42,253	$29,365
Net cash used in investing activities	(36,896)	(13,379)	(34,411)
Net cash used in financing activities	73,704	(20,082)	78,606
Effects of foreign currency exchange rate on cash	401	116	(111)

Net change in cash and cash equivalents	68,739	8,908	73,449
Cash and cash equivalents at beginning of the year	97,142	88,234	14,785

Cash and cash equivalents at end of the year	$165,881	$97,142	$88,234

Net Cash Provided by Operating Activities

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net income	$31,530	$25,993	$16,961
Depreciation and amortization expense	14,112	14,192	11,556
Stock-based compensation expense	10,507	4,048	471
Deferred income tax (benefit) expense	(2,828)	(1,796)	1,204
Excess income tax benefit from stock-based compensation	(2,028)	—	—
Non-cash interest expense	996	816	3,662
Impairment of assets	—	4,924	—
Amortization of deferred compensation	2,527	1,082	—
Changes in operating assets and liabilities	(23,557)	(7,506)	(7,107)
Other non-cash expense, net	271	500	2,618

Net cash provided by operating activities	$31,530	$42,253	$29,365

Cash provided by operating activities primarily consists of our net income adjusted for certain non-cash items, including depreciation and amortization, stock-based compensation, non-cash impairment of intangible assets, deferred income taxes, non-cash interest expense, fair value adjustments associated with other financing arrangements and the effect of changes in working capital and other items. Net cash provided by operating activities was $31.5 million, $42.3 million and $29.4 million during the years ended December 31, 2013, 2012 and 2011, respectively.

During the year ended December 31, 2013, cash flows from operating activities were primarily generated through net income of $31.5 million, including the impact of depreciation and amortization expense of $14.1 million, stock-based compensation expense of $10.5 million, amortization of deferred compensation of $2.5 million, non-cash interest expense of $1.0 million, and other non-cash charges of $0.3 million, net, offset by $23.6 million from changes in cash flows associated with working capital, a deferred income tax benefit of $2.8 million and excess income tax benefit from stock-based compensation of $2.0 million. The changes in cash flows associated with working capital were primarily driven by an increase in accounts receivable of $25.7 million due to our net revenues growth.

During 2012, cash flows from operating activities were generated through net income of $26.0 million, adding back depreciation and amortization of $14.2 million, stock-based compensation expense of $4.0 million, non-cash interest expense of $0.8 million, other non-cash expense and fair value change in liabilities of $(0.1) million, impairment of assets of $4.9 million and amortization of deferred compensation of $1.1 million, partially offset by deferred income tax expense of $1.8 million and a decrease in cash flows associated with changes in working capital of $7.5 million. The increase in working capital was primarily caused by an increase in accounts receivable of $9.3 million due to our growth of net revenues.

During 2011, cash flows from operating activities were generated through net income of $17.0 million, adding back depreciation and amortization of $11.6 million, non-cash interest expense of $3.7 million, charges associated with the fair value changes of a common stock warrant of $2.1 million, a deferred income tax benefit of $1.2 million and stock-based compensation expense of $0.5 million. These positive cash flows were partially offset by a $7.1 million decrease in cash flows associated with changes in working capital, primarily driven by the growth of our business resulting in an increase in accounts receivable of $13.7 million, which were partially offset by an increase in accrued expenses and other current liabilities of $6.5 million.

Net Cash Used in Investing Activities

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Payments for acquisition of businesses, net of acquired cash	$(28,613)	$(10,290)	$(32,603)
Purchase of property and equipment	(6,487)	(3,089)	(1,808)
Purchase of other assets	(1,796)	—	—

Net cash used in investing activities	$(36,896)	$(13,379)	$(34,411)

Our primary investing activities consist of business acquisitions and purchases of property and equipment. Net cash used in investing activities was $36.9 million, $13.4 million and $34.4 million during the years ended December 31, 2013, 2012 and 2011, respectively. We used $11.4 million to acquire the business of YSL Ventures, Inc., $15.3 million to acquire the business of Ma-Reduc.com and $1.9 million to acquire the business of Actiepagina.nl in 2013, $10.3 million for our acquisitions of the businesses Bons-de-Reduction.com and Poulpeo.com during 2012 and $32.6 million to acquire the business of VoucherCodes.co.uk during 2011. The remainder of our investing activities during these periods was comprised of purchases of computer equipment and software, office furniture and fixtures, leasehold improvements and other assets. As we continue to expand our business and facilities, we intend to purchase additional technology resources and invest in our operating facilities. We may have acquisitions in the future that could have a material impact on our cash flows and operations.

Net Cash Provided by (Used in) Financing Activities

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Proceeds from initial public offering, net of offering costs	$85,365	$—	$—
Proceeds from follow-on offering, net of offering costs	49,107	—	—
Payments of preferred stock dividends	(58,682)	—	—
Proceeds from notes payable, net of issuance costs	33,069	—	—
Payments on notes payable	(38,925)	(20,333)	(29,427)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	177,860
Payments for repurchase of preferred stock	—	—	(70,000)
Proceeds from exercise of options and warrants to purchase common stock	1,753	251	173
Excess income tax benefit from stock-based compensation	2,028	—	—
Payments of principal on capital lease arrangements	(11)	—	—

Net cash provided by (used in) financing activities	$73,704	$(20,082)	$78,606

Our primary financing activities consist of net proceeds from the issuance of shares of our common and preferred stock, the exercise of stock options by employees and borrowings and repayments of senior debt and subordinated debt and notes payable issued in connection with acquisitions. Net cash provided by financing activities was $73.7 million and $78.6 million during the years ended December 31, 2013 and 2011, respectively. Net cash used in financing activities was $20.1 million for the year ended December 31, 2012.

During 2013, we received approximately $49.1 million of net proceeds, after deducting underwriting discounts and commissions and offering expenses, from the sale of shares of our common stock by us in our follow-on public offering and we received $85.4 million of net proceeds, after deducting underwriting discounts and commissions and offering expenses, from the sale of shares of our Series 1 common stock by us in our initial public offering. With the proceeds to us of our initial public offering, we (i) paid in full accumulated dividends on our previously outstanding shares of preferred stock, which totaled approximately $52.5 million, and (ii) repaid the outstanding principal and accrued interest on seller notes issued in connection with our acquisition of eConversions Limited in 2011, which totaled approximately $6.6 million. We also paid approximately $6.1 million in deemed dividends to investors in exchange for voting in favor of the conversion of preferred stock to common stock in connection with our initial public offering. We borrowed $33.1 million, net of issuance costs, in connection with the amendment of our senior debt, and used $32.9 million to repay portions of our senior debt and the seller notes issued in connection with our acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com during 2012.

During 2012, we used $20.3 million to repay a portion of our senior debt and extinguish certain notes payable. During 2011, we raised $177.9 million, net of issuance costs, through the sale of shares of our preferred stock and used $70.0 million to repurchase outstanding shares of our preferred stock. We also used $29.4 million to extinguish our outstanding subordinated debt and a portion of our senior debt and notes payable. During November 2010, we raised $86.2 million, net of issuance costs, through the sale of shares of our preferred stock and borrowed $55.3 million, net of issuance costs, through bank borrowings.

Capital Resources

We believe that our existing cash, cash equivalents and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

On July 24, 2013, we completed our initial public offering of 10,454,544 shares of Series 1 common stock, at a price of $21.00 per share, before underwriting discounts and commissions. We sold 4,545,454 of such shares and existing stockholders sold an aggregate of 5,909,090 of such shares, including 1,363,636 shares sold by selling stockholders as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. Our initial public offering generated net proceeds to us of approximately $85.4 million, after deducting underwriting discounts, commissions and expenses. Expenses incurred by us for our initial public offering were approximately $3.4 million and were recorded against the net proceeds received by us from our initial public offering. We did not receive any proceeds from the sale of shares by the selling stockholders in our initial public offering.

On December 16, 2013, we completed our follow-on offering of 7,207,207 shares of Series 1 common stock, at a price of $26.00 per share before underwriting discounts and commissions. We sold 2,000,000 of such shares and existing stockholders sold an aggregate of 5,207,207 of such shares, including 940,070 shares sold by selling stockholders as a result of the underwriters’ exercise of their option to purchase additional shares. The follow-on offering generated net proceeds to us of $49.1 million, after deducting underwriting discounts and commissions. Expenses incurred by us for the follow-on offering were approximately $0.6 million and were recorded against the proceeds received from the follow-on offering. We did not receive any proceeds from the sale of shares by the selling stockholders in the follow-on offering.

With the net proceeds of our initial public offering and our follow-on offering, we (i) paid in full accumulated dividends on our previously outstanding shares of preferred stock, which totaled approximately $52.5 million, (ii) repaid the outstanding principal and accrued interest on seller notes issued in connection with our acquisition of eConversions Limited in 2011, which totaled approximately $6.6 million, (iii) repaid $1.75 million of our senior debt in October 2013, (iv) acquired the business of YSL Ventures, Inc. in October 2013 for approximately $11.6 million in cash consideration and entered into deferred compensation arrangements with the former owners of YSL Ventures, Inc., which totaled approximately $6.2 million and (v) repaid $1.75 million of our senior debt in January 2014.

Our future capital requirements will depend on many factors, including our rate of net revenues growth, the expansion of our marketing and sales initiatives, the timing and extent of spending to support product development efforts, the timing of introductions of new products and services and enhancements to existing products and services, potential acquisitions and the continuing market acceptance of our products and services. We may need to raise additional capital through future debt or equity financing to the extent necessary to fund such activities. Additional financing may not be available at all or on terms favorable to us. We may enter into arrangements in the future with respect to investments in, or acquisitions of, similar or complementary businesses, products, services or technologies, which could also require us to seek additional debt or equity financing.

On July 1, 2013, we entered into an amended and restated revolving credit and term loan agreement with certain lenders, or Senior Debt. The Senior Debt consists of a $115.0 million revolving credit facility and a $35.0 million term loan facility. The term loan facility was fully borrowed on July 1, 2013, and was used, in part, to fully prepay the borrowings under our prior senior debt facility, which obligations were repaid in full effective upon closing of the Senior Debt. There are no amounts currently outstanding under the revolving credit facility. On December 31, 2013, we had $95.2 million available for borrowings under the revolving credit facility.

We pay a quarterly revolving credit facility fee of 50 basis points. At our option, borrowings under both the term loan facility and the revolving credit facility bear interest at either the base rate or a eurodollar-based rate (each as more fully described in the amended and restated revolving credit and term loan agreement) plus an applicable margin as determined based on the funded debt to EBITDA ratio (as more fully described in the amended and restated revolving credit and term loan agreement). These rates are summarized in the following table:

Basis for Pricing	Level I	Level II
Consolidated Funded Debt/EBITDA	<1.00:1.00	≥1.00:1.0
Revolving Credit Eurodollar Margin (LIBOR)	200 basis points	250 basis points
Revolving Credit Base Rate Margin	100 basis points	150 basis points
Term Loan Eurodollar Margin (LIBOR)	262.5 basis points	312.5 basis points
Term Loan Base Rate Margin	162.5 basis points	212.5 basis points

Interest is payable quarterly in arrears for base rate borrowings and on the last day of the applicable eurodollar-interest period for any eurodollar-based borrowings. Principal payments on the term loan facility of $1.75 million are due on the first day of each quarter beginning October 1, 2013, with any remaining balance due in July 2018. Borrowings under the revolving credit facility are automatically converted to five-year term loans at any time such outstanding amounts are greater than or equal to $25.0 million and carry the same maturity date as the initial $35.0 million term loan. Mandatory prepayments include net cash proceeds from certain asset sales, 100% of the net cash proceeds of any subordinated debt and 50% of the net cash proceeds of certain equity transactions consummated on or before June 30, 2014, excluding the cash proceeds from our December 16, 2013 follow-on offering, and any equity interests issued under certain stock option or employer incentive plans.

The Senior Debt has priority in repayment to all other outstanding debt. We have granted our lenders a security interest in substantially all of our assets, including intellectual property, pursuant to a security agreement and an intellectual property security agreement, except that the security interest shall apply only after the funded debt to EBITDA ratio is greater than or equal to 1:00 to 1:00. We are subject to complying with certain financial covenants, including minimum trailing twelve month EBITDA levels, funded debt to EBITDA ratio and a fixed charge coverage ratio (each as more fully described in the amended and restated revolving credit and term loan agreement). The amended and restated revolving credit and term loan agreement contains customary affirmative and negative covenants and prohibits, among other things and subject to certain exceptions, the incurrence of additional debt, payment of other debt obligations, incurrence of liens, acquisitions of businesses or capital expenditures, sales of businesses or assets, payment of dividends, making loans or advances and certain other restrictions. The amended and restated revolving credit and term loan agreement also contains customary events of default including, among others, payment defaults, breaches of covenants, bankruptcy and insolvency events, cross defaults with certain material indebtedness, judgment defaults, change of control and breaches of representations and warranties.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2013:

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Debt obligations (including short-term debt) (1)	$41,313	$15,063	$14,000	$12,250	$—
Operating lease obligations (2)	25,041	2,800	6,612	7,018	8,611
Purchase obligations (3)	860	782	78	—	—
Capital lease obligations (4)	19	13	6	—	—

Total	$67,233	$18,658	$20,696	$19,268	$8,611

(1)	Reflects the principal payments on the Prior Senior Debt and notes payable. These amounts exclude estimated cash interest payments of approximately $1.9 million in 2014, $1.3 million in 2015, $1.1 million in 2016, $0.8 million in 2017 and $0.5 million in 2018 (based on applicable interest rates as of December 31, 2013, in the case of variable interest rate debt).
(2)	We lease our principal office facilities, including our headquarters in Austin, Texas, under non-cancellable operating leases. Certain leases contain periodic rent escalation adjustments and renewal and expansion options. We recognize rent expense on a straight-line basis over the lease periods. Operating lease obligations expire at various dates with the latest maturity in 2020. We are also responsible for certain real estate taxes, utilities, and maintenance costs on our office facilities.
(3)	Purchase obligations primarily represent non-cancelable contractual obligations related to content licensing and technology agreements.
(4)	Some of our office equipment leases such as printers and copiers are treated as capital leases.

Off-Balance Sheet Arrangements

For the years ended December 31, 2013, 2012 and 2011, we did not, and we do not currently, have any off-balance sheet arrangements.

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

JOBS Act

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurred after December 8, 2011 and whose annual gross revenues are less than $1.0 billion will, in general, qualify as an “emerging growth company” until the earliest of:

•	the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;

•	the last day of its fiscal year in which it has annual gross revenue of $1.0 billion or more;

•	the date on which it has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and

•	the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as the company (a) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (b) has been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months and (c) has filed at least one annual report pursuant to the Securities Act of 1934, as amended.

Under this definition, we are an “emerging growth company” and could remain one until as late as December 31, 2018.

As an “emerging growth company” we have chosen to rely on such exemptions and are therefore not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

We assess our market risk based on changes in foreign currency exchange rates utilizing a sensitivity analysis that measures the potential impact in earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities.

The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all of our currency exposures as of December 31, 2013, assuming instantaneous and parallel shifts in exchange rates. As of December 31, 2013, our working capital surplus (defined as current assets less current liabilities) subject to foreign currency translation risk was $10.9 million. The potential decrease in net current assets from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates would be $1.1 million.

Interest Rate Risk

As of December 31, 2013, we had total notes payable of $41.3 million, including $33.3 million of variable interest rate debt based on 3-month LIBOR. Our variable interest rate debt is subject to interest rate risk, because our interest payments will fluctuate with movements in the underlying 3-month LIBOR rate. A 100 basis point change in LIBOR rates would result in an increase in our interest expense of $0.3 million for the next twelve months based on current outstanding borrowings.

Our exposure to market risk on our cash and cash equivalents for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in 2013, 2012, or 2011.

Item  8. Financial Statements.

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-30 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies and our status as an “emerging growth company” under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31 2013, which were identified in connection with management’s evaluation required by Rules

13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item  9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2013 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2013 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2013 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2013 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2013 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents Filed with Report

(1)	Financial Statements.

(2)	Exhibits.

The information required by this Item is set forth on the exhibit index that follows the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 18, 2014

RETAILMENOT, INC.

By:	/S/ G. COTTER CUNNINGHAM
G. Cotter Cunningham President and Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints G. Cotter Cunningham, Douglas C. Jeffries and Louis J. Agnese, III, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/S/ G. COTTER CUNNINGHAM G. Cotter Cunningham	President, Chief Executive Officer (Principal Executive Officer) and Director	February 18, 2014

/S/ DOUGLAS C. JEFFRIES Douglas C. Jeffries	Chief Financial Officer (Principal Financial Officer)	February 18, 2014

/S/ THOMAS E. AYLOR Thomas E. Aylor	Principal Accounting Officer	February 18, 2014

/S/ C. THOMAS BALL C. Thomas Ball	Director	February 18, 2014

/S/ JEFFREY M. CROWE Jeffrey M. Crowe	Director	February 18, 2014

/S/ KARIM B. FARIS Karim B. Faris	Director	February 18, 2014

/S/ JULES A. MALTZ Jules A. Maltz	Director	February 18, 2014

/S/ GOKUL RAJARAM Gokul Rajaram	Director	February 18, 2014

/S/ GREG J. SANTORA Greg J. Santora	Director	February 18, 2014

/S/ BRIAN H. SHARPLES Brian H. Sharples	Director	February 18, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of RetailMeNot, Inc.

We have audited the accompanying consolidated balance sheets of RetailMeNot, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RetailMeNot, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Austin, Texas

February 18, 2014

RETAILMENOT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$165,881	$97,142
Accounts receivable (net of allowance for doubtful accounts of $867 and $933 at December 31, 2013 and 2012, respectively)	59,286	32,315
Prepaids and other current assets, net	10,661	1,939

Total current assets	235,828	131,396
Property and equipment, net	10,317	4,921
Intangible assets, net	80,813	77,985
Goodwill	179,659	152,755
Other assets, net	5,465	3,863

Total assets	$512,082	$370,920

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,217	$4,640
Accrued compensation and benefits	9,875	5,906
Accrued expenses and other current liabilities	5,586	4,794
Income taxes payable	4,835	1,254
Current maturities of long term debt	15,063	16,650

Total current liabilities	41,576	33,244
Deferred tax liability—noncurrent	8,796	6,631
Long term debt	26,250	22,275
Other noncurrent liabilities	4,151	1,116

Total liabilities	80,773	63,266

Commitments and contingencies
Redeemable convertible preferred stock:
Series B-1: $0.001 par value; No shares authorized, issued and outstanding as of December 31, 2013; 9,365,258 shares authorized and 6,993,977 shares issued and outstanding as of December 31, 2012.	—	30,841
Series B-2: $0.001 par value; No shares authorized, issued and outstanding as of December 31, 2013; 28,946,412 shares authorized and 26,846,339 shares issued and outstanding as of December 31, 2012.	—	143,682
Series B-3: $0.001 par value; No shares authorized, issued and outstanding as of December 31, 2013; 3,125,000 shares authorized and 3,053,747 shares issued and outstanding as of December 31, 2012.	—	54,636
Series BB-3: $0.001 par value, No shares authorized, issued and outstanding as of December 31, 2013; 6,107,495 shares authorized and 6,107,494 shares issued and outstanding as of December 31, 2012.	—	109,273
Series B-4: $0.001 par value; No shares authorized, issued and outstanding as of December 31, 2013; 966,481 shares authorized and 966,479 shares issued and outstanding as of December 31, 2012.	—	7,518
Series B-5: $0.001 par value; No shares authorized, issued and outstanding as of December 31, 2013; 1,250,000 shares authorized and 182,425 shares issued and outstanding as of December 31, 2012.	—	3,077
Stockholders’ equity (deficit):
Preferred stock: $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2013; no shares authorized, issued or outstanding as of December 31, 2012.	—	—
Series 1 common stock: $0.001 par value, 150,000,000 shares authorized; 46,569,376 and 947,953 shares issued and outstanding as of December 31, 2013 and 2012, respectively.	47	1
Series 2 common stock: $0.001 par value, 6,107,494 shares authorized; 6,107,494 and no shares issued and outstanding as of December 31, 2013 and 2012, respectively.	6	—
Additional paid-in capital	467,461	8,579
Accumulated other comprehensive benefit (loss)	1,538	(543)
Accumulated deficit	(37,743)	(49,410)

Total stockholders’ equity (deficit)	431,309	(41,373)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$512,082	$370,920

See the accompanying notes, which are an integral part of these Consolidated Financial Statements.

RETAILMENOT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Net revenues	$209,836	$144,685	$80,402
Costs and expenses:
Cost of net revenues	13,049	9,113	3,980
Product development	30,566	14,481	4,388
Sales and marketing	70,303	40,672	15,341
General and administrative	28,583	15,758	6,883
Amortization of purchased intangible assets	12,081	13,158	11,296
Other operating expenses	2,525	6,006	35

Total costs and expenses	157,107	99,188	41,923

Income from operations	52,729	45,497	38,479
Other income (expense):
Interest expense, net	(2,980)	(3,221)	(7,784)
Fair value change of common stock warrant	—	—	(2,103)
Other income (expense), net	672	77	(129)

Income before income taxes	50,421	42,353	28,463
Provision for income taxes	(18,891)	(16,360)	(11,502)

Net income	$31,530	$25,993	$16,961

Preferred stock dividends on participating preferred stock	(19,928)	(24,577)	(64,715)

Total undistributed earnings (loss)	11,602	1,416	(47,754)
Undistributed earnings allocated to participating preferred stock	(5,998)	(1,390)	—

Net income (loss) attributable to common stockholders	$5,604	$26	$(47,754)

Net income (loss) per share attributable to common stockholders:
Basic	$0.24	$0.03	$(64.19)

Diluted	$0.23	$0.03	$(64.19)

Weighted-average number of common shares used in computing net income (loss) per share:
Basic	23,074	841	744

Diluted	25,742	2,277	744

See the accompanying notes, which are an integral part of these Consolidated Financial Statements.

RETAILMENOT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$31,530	$25,993	$16,961
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,081	1,749	(2,292)

Comprehensive income	$33,611	$27,742	$14,669

See the accompanying notes, which are an integral part of these Consolidated Financial Statements.

RETAILMETNOT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Series 1 Common Stock		Series 2 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2010	764,435	$1	—	$—	$105	$(3,072)	$—	$(2,966)
Net income	—	—	—	—	—	16,961	—	16,961
Foreign currency translation adjustment	—	—	—	—	—	—	(2,292)	(2,292)
Exercise of stock options	85,294	—	—	—	23	—	—	23
Reclassification of common stock warrant	—	—	—	—	3,577	—	—	3,577
Stock—based compensation expense	—	—	—	—	471	—	—	471
Preferred stock dividend from repurchase of preferred stock	—	—	—	—	—	(49,927)	—	(49,927)
Accretion of preferred stock dividends	—	—	—	—	—	(14,788)	—	(14,788)

Balance at December 31, 2011	849,729	1	—	—	4,176	(50,826)	(2,292)	(48,941)
Net income	—	—	—	—	—	25,993		25,993
Foreign currency translation adjustment	—	—	—	—	—	—	1,749	1,749
Exercise of stock options	98,224	—	—	—	355	—	—	355
Stock—based compensation expense	—	—	—	—	4,048	—	—	4,048
Accretion of preferred stock dividends	—	—	—	—	—	(24,577)	—	(24,577)

Balance at December 31, 2012	947,953	1	—	—	8,579	(49,410)	(543)	(41,373)
Net income	—	—	—	—	—	31,530	—	31,530
Issuance of common stock upon initial public offering, net of offering costs	4,545,454	5	—	—	85,360	—	—	85,365
Conversion of preferred stock to common stock upon initial public offering	38,072,967	38	6,107,494	6	310,165	—	—	310,209
Issuance of common stock upon secondary public offering, net of offering costs	2,000,000	2	—	—	49,105	—	—	49,107
Foreign currency translation adjustment	—	—	—	—	—	—	2,081	2,081
Exercise of common stock warrant	457,796	—	—	—	1	—	—	1
Exercise of stock options	544,852	1	—	—	1,716	—	—	1,717
Issuance of restricted stock, net of shares withheld for taxes	354	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	10,507	—	—	10,507
Excess income tax benefit from stock-based compensation	—	—	—	—	2,028	—	—	2,028
Accretion of preferred stock dividends	—	—	—	—	—	(19,863)	—	(19,863)

Balance at December 31, 2013	46,569,376	$47	6,107,494	$6	$467,461	$(37,743)	$1,538	$431,309

See the accompanying notes, which are an integral part of these Consolidated Financial Statements.

RETAILMENOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$31,530	$25,993	$16,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	14,112	14,192	11,556
Stock-based compensation expense	10,507	4,048	471
Deferred income tax (benefit) expense	(2,828)	(1,796)	1,204
Excess income tax benefit from stock-based compensation	(2,028)	—	—
Non-cash interest expense	996	816	3,662
Impairment of assets	—	4,924	—
Amortization of deferred compensation	2,527	1,082	—
Other non-cash expense and fair value change in liabilities, net	91	(104)	2,405
Provision for doubtful accounts receivable	180	604	213
Changes in operating assets and liabilities:
Accounts receivable, net	(25,747)	(9,285)	(13,696)
Prepaid expenses and other current assets, net	(5,873)	(983)	(272)
Accounts payable	1,209	2,975	798
Accrued expenses and other current liabilities	9,966	(251)	6,479
Other noncurrent assets and liabilities	(3,112)	38	(416)

Net cash provided by operating activities	31,530	42,253	29,365

Cash flows from investing activities:
Payments for acquisition of businesses, net of acquired cash	(28,613)	(10,290)	(32,603)
Purchase of property and equipment	(6,487)	(3,089)	(1,808)
Purchase of other assets	(1,796)	—	—

Net cash used in investing activities	(36,896)	(13,379)	(34,411)

Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	85,365	—	—
Proceeds from follow-on offering, net of offering costs	49,107	—	—
Payments of preferred stock dividends	(58,682)	—	—
Proceeds from notes payable, net of issuance costs	33,069	—	—
Payments on notes payable	(38,925)	(20,333)	(29,427)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	177,860
Payments for repurchase of preferred stock	—	—	(70,000)
Proceeds from exercise of options and warrants to purchase common stock	1,753	251	173
Excess income tax benefit from stock-based compensation	2,028	—	—
Payments of principal on capital lease arrangements	(11)	—	—

Net cash provided by (used in) financing activities	73,704	(20,082)	78,606

Effect of foreign currency exchange rate on cash	401	116	(111)

Change in cash and cash equivalents	68,739	8,908	73,449
Cash and cash equivalents, beginning of year	97,142	88,234	14,785

Cash and cash equivalents, end of year	$165,881	$97,142	$88,234

Supplemental disclosure of cash flow information
Cash interest payments	$1,777	$2,136	$4,188
Income tax payments	$16,087	$22,080	$6,682
Supplemental disclosure of non-cash investing activities
Issuance of preferred stock in connection with acquisition	$—	$3,000	$7,000
Issuance of notes payable in connection with acquisition	$6,085	$3,500	$6,000
Supplemental disclosure of non-cash financing activities
Reclassification of common stock warrant	$—	$—	$3,577
Accretion of preferred stock dividends	$19,928	$24,577	$14,788
Exercise of preferred stock warrants	$—	$—	$2,704

See the accompanying notes, which are an integral part of these Consolidated Financial Statements.

RETAILMENOT, INC.

Notes to Consolidated Financial Statements

1. Description of Business

We operate the world’s largest digital coupon marketplace, including the largest digital coupon marketplace in the U.S., RetailMeNot.com, and in the U.K., VoucherCodes.co.uk, and the largest portfolio of digital coupon websites in France, Bons-de-Reduction.com, Poulpeo.com and Ma-Reduc.com, connecting consumers with leading retailers and brands. Our websites, mobile applications, email newsletters and alerts and social media presence enable consumers to search for, discover and redeem relevant digital coupons from retailers and brands. Our marketplace features digital coupons across multiple product categories, including clothing; electronics; health and beauty; home and office; travel, food and entertainment; personal and business services; and shoes. We believe our investments in digital coupon content quality, product innovation and direct retailer relationships allow us to offer a compelling experience to consumers looking to save money, whether online or in-store.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. All significant intercompany transactions and balances have been eliminated.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These changes consisted of a reclassification to combine certain line items in the accompanying consolidated balance sheets. These reclassifications did not impact previously reported total current assets, total assets, total current liabilities, or total liabilities in the accompanying consolidated balance sheets.

Significant Estimates and Judgments

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net revenues and expenses during the reporting periods. These estimates and assumptions could have a material effect on our future results of operations and financial position. Significant items subject to our estimates and assumptions include stock-based compensation, income taxes, valuation of acquired goodwill and intangible assets, allowance for doubtful accounts, revenue returns reserve, unrecognized tax benefits, acquisition-related contingent liabilities and the useful lives of property and equipment and intangible assets. As a result, actual amounts could differ from those presented herein.

Business Segment

We have one operating and reporting segment consisting of various products and services that are all related to our marketplace for digital coupons. Our chief operating decision maker is our Chief Executive Officer. Our Chief Executive Officer allocates resources and assesses performance of the business and other activities at a single reporting segment level.

Cash and Cash Equivalents

All highly-liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. As of December 31, 2013 and 2012, we maintained all cash and cash equivalent balances in operating, savings and U.S. money market deposit accounts.

Accounts Receivable, Net

Accounts receivable, net represent amounts due from retailers, through various performance marketing networks, for commissions earned on consumer purchases. We record an allowance for doubtful accounts in an amount equal to the estimated probable losses net of recoveries, which are based on an analysis of historical bad debt, current receivables aging and expected future write-offs of uncollectible accounts, as well as an assessment of specific identifiable accounts considered at risk or uncollectible. The following table summarizes our allowance for doubtful accounts (in thousands):

	Beginning Balance	Additions Charged to Expense	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year ended December 31, 2011	$82	215	(2)	$295
Year ended December 31, 2012	295	639	(1)	933
Year ended December 31, 2013	933	142	(208)	867

Property and Equipment, Net

Property and equipment, net includes assets such as furniture and fixtures, leasehold improvements, computer hardware, and office and telephone equipment. We record property and equipment at cost less accumulated depreciation and amortization. Ordinary maintenance and repairs are charged to expense, while expenditures that extend the physical or economic life of the assets are capitalized. Property and equipment are depreciated over their estimated economic lives, which range from three to five years, using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the lease term. We perform reviews for the impairment of property and equipment when it believes events or circumstances indicate the carrying amount of an asset may not be recoverable.

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is measured as the excess of the cost of the business acquired over the sum of the acquisition-date fair values of tangible and identifiable intangible assets acquired, less any liabilities assumed.

We evaluate goodwill for impairment annually, during the fourth quarter of each year, or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. Events or circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or in legal factors, an adverse action or assessment by a regulator, a loss of key personnel, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant underperformance relative to operating performance indicators and significant changes in competition. The Company determined that no triggering events occurred during the year ended December 31, 2013.

We evaluate the recoverability of goodwill using what is referred to as the “Step 0” analysis, which involves evaluating qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance related to our goodwill. If our “Step 0” analysis indicates that it is more likely than not that the fair value of our sole reporting unit is less than carrying amount, we perform a two-step impairment process tested at our sole reporting segment level. In the first step, the fair value for our reporting unit is compared to our book value including goodwill. In the case that the fair value is less than the book value, a second step is performed that compares the implied fair value of goodwill to the book value of the goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the sole reporting segment and the net fair value of the identifiable assets and liabilities excluding goodwill. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment charge in the consolidated statements of operations. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of our reporting unit is less than its carrying amount, then the quantitative impairment tests are unnecessary. Our annual evaluation of goodwill for impairment was as of October 1, 2013, and we determined that the quantitative tests were not necessary. We did not record any goodwill impairment charges during the years ended December 31, 2013, 2012 and 2011.

Identifiable intangible assets consist of acquired customer intangible assets, marketing-related intangible assets, contract-based intangible assets, and technology-based intangible assets. Intangible assets with definite lives are amortized over their estimated useful lives on a straight-line or accelerated basis. See Note 4, “Goodwill and Other Intangible Assets”. The method of amortization applied represents our best estimate of the distribution of the economic value of the identifiable intangible assets. The factors we considered in determining the useful lives of identifiable intangible assets included the extent to which expected future cash flows would be affected by our intent and ability to retain use of these assets, including the period of time that would capture 90% or more of the assets value on a perpetuity basis.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of intangible assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. When such events occur, we compare the carrying amounts of the assets to their undiscounted cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and the fair value.

Deferred Financing Costs

We capitalize underwriting, legal and other direct costs incurred related to the issuance of debt, which are recorded as deferred charges and amortized to interest expense over the term of the related debt using the effective interest method. Upon the extinguishment of the related debt, any unamortized capitalized deferred financing costs are recorded to interest expense.

Lease Obligations

We categorize leases at their inception as either operating or capital leases, and may receive renewal or expansion options, rent holidays, leasehold improvement allowances and other incentives on certain lease agreements. We recognize operating lease costs on a straight-line basis over the term of the agreement taking into account adjustments for market provisions, such as free or escalating base monthly rental payments, or deferred payment terms, such as rent holidays, that defer the commencement date of required payments. We record rent expense associated with operating lease obligations in general and administrative expenses in the consolidated statements of operations.

Warrants

Warrants or similar instruments to acquire shares of redeemable convertible preferred stock are classified as liabilities. We issued warrants for the purchase of Series B preferred stock in conjunction with the issuance of our Series B-2 preferred stock in November 2010 and May 2011. The proceeds from the sale were allocated to the preferred stock warrants based on their fair value and the residual was allocated to preferred stock. We recorded the fair value of the preferred stock warrants as a liability with an offsetting charge to additional paid-in capital. We re-measured the fair value of the preferred stock warrants at each applicable reporting period and recorded any change in fair value in the consolidated statement of operations in non-operating expense. All of the preferred stock warrants were exercised in August 2011.

We issued a detachable common stock warrant in connection with a subordinated promissory note issued in November 2010. Applicable accounting guidance requires that proceeds from the issuance of a debt instrument with detachable stock purchase warrants (detachable call options) are allocated to the warrants based on fair value, with the residual allocated to the debt. Since the number of shares issuable upon exercise of the warrant was not fixed at the time of issuance, we recorded the fair value of the warrant of $1.5 million as a derivative liability. We also recorded the debt at its full face amount with a contra component, a debt discount, of $1.5 million, which was being accreted to zero over the life of the underlying debt. The accretion was accounted for as non-cash interest expense using the effective interest rate. We re-measured the fair value of the warrant liability at each reporting period and recorded any change in fair value to earnings. During the year ended December 31, 2011, we recorded a $2.1 million charge to earnings for the change in fair value of the common stock warrant. In October 2011, the number of shares issuable upon exercise of the warrant became fixed and the carrying value of the common stock warrant liability of $3.6 million was reclassified to additional paid-in capital. The common stock warrant was exercised in March 2013.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the fee to the paid retailer is fixed or determinable and collectability of the resulting receivable is reasonably assured. For commission revenues, which represent the significant majority of our net revenues, revenue recognition generally occurs when a consumer, having visited one of our websites and clicked on a digital coupon for a paid retailer, defined as a retailer with which we have a contract, makes a purchase with such paid retailer, and completion of the order is reported to us by such paid retailer, either directly or through a performance marketing network. The reporting by the paid retailer includes the amount of commissions the paid retailer has calculated as owing to us. Certain paid retailers do not provide reporting until a commission payment is made. In those cases, which have historically not been significant, we record commission revenues on a cash basis. We estimate and record a reserve, based upon actual, historical return rates as reported to us by the paid retailers, to provide for end-user cancelations or product returns, which may not be reported by the paid retailer or performance marketing network until a subsequent date. As such, we report commission revenues net of the estimated returns reserve. Net revenues are reported net of sales taxes, where applicable. The following table summarizes our revenue returns reserve (in thousands):

	Beginning Balance	Provision for Returns	Returns	Ending Balance
Revenue returns reserve:
Year ended December 31, 2011	$—	$3,433	$(2,763)	$670
Year ended December 31, 2012	670	6,337	(5,780)	1,227
Year ended December 31, 2013	1,227	10,113	(8,175)	3,165

Our arrangements with paid retailers are both direct and through performance marketing networks, which act as intermediaries between the paid retailers and us. No paid retailers individually accounted for more than 10% of net revenues or accounts receivable for any of the years ended December 31, 2013, 2012 and 2011.

Cost of Revenue

Cost of revenue is composed of direct and indirect costs incurred to generate revenue. These costs consist of personnel costs of our salaried merchandising and technology support employees and fees paid to third-party contractors engaged in the operation and maintenance of our existing websites and mobile applications. Such technology costs also include website hosting and Internet service costs. Other costs include allocated facility and general information technology costs.

Sales and Marketing Expenses

Our sales and marketing expenses consist of personnel costs for our sales, marketing, search engine optimization, search engine marketing and business intelligence employees, as well as online, brand and other marketing expenses. Our online, brand and other marketing costs include search engine fees, advertising on social networks, television advertising, display advertisements, creative development fees, public relations, email campaigns, trade shows and other general marketing costs. Other costs include allocated facility and general information technology costs.

Advertising Expenses

We expense all advertising costs as incurred. Advertising expenses included in sales and marketing expense were $22.2 million, $13.2 million and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Product Development

Our product development expense consists primarily of personnel costs of our product management and software engineering teams, as well as fees paid to third-party contractors and consultants engaged in the design, development, testing and improvement of the functionality and user experience of our websites and mobile applications. We expense all internal product and development costs as we do not track and separately identify costs with identifiable development activities from costs of maintenance and related activities.

General and Administrative Expenses

Our general and administrative expenses represent personnel costs for employees involved in general corporate functions, including finance, accounting, legal and human resources, among others. Additional costs included in general and administrative expenses include professional fees for legal, audit and other consulting services, travel and entertainment, charitable contributions, recruiting, allocated facility and general information technology costs and other general corporate overhead expenses.

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

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable, approximate fair value due to the instruments’ short-term maturities or, in the case of the long-term notes payable, based on the variable interest rate feature. We record warrant liabilities and derivative liabilities at fair value.

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

We utilize a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. We include interest and penalties related to uncertain tax positions in the provision for income taxes on our consolidated statements of operations. See Note 12, “Income Taxes.”

Foreign Currency

Our operations outside of the U.S. generally use the local currency as their functional currency. Assets and liabilities for these operations are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average exchange rates for the period. Foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss). Gains and losses from foreign currency denominated transactions, which were a $0.7 million gain, net, in 2013 and not significant in 2012 and 2011, are recorded in other income (expense), net in our consolidated statements of operations.

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

3. Acquisitions

The following table summarizes our acquisitions during the years ended December 31, 2013 and 2012, with amounts shown below at fair value at each respective acquisition date (dollars in thousands):

	YSL Ventures, Inc.	Ma-Reduc.com	Actiepagina.nl	Miwim (Bons-de- Reduction.com and Poulpeo.com)
Year acquired	2013	2013	2013	2012
Cash acquired	$206	$530	$64	$558
Other tangible assets acquired	73	1,376	2	1,697
Identifiable intangible assets
Customer relationships	—	296	192	475
Marketing-related	—	6,231	896	4,035
Contract-based	1,772	263	187	142
Technology-based	1,480	564	207	811
Goodwill	8,796	14,530	1,597	8,727

Total assets acquired	12,327	23,790	3,145	16,445
Total liabilities assumed	(763)	(3,002)	—	(3,197)

Total	$11,564	$20,788	$3,145	$13,248

Tangible assets, which include cash and cash equivalents and accounts receivable, were valued at their respective carrying amounts, which we believe approximate their fair values at the respective acquisition dates. The liabilities assumed in connection with these acquisitions, which were recorded at their fair value at the acquisition dates, include accrued liabilities, accounts payable and deferred tax liabilities. For all acquisitions, goodwill represents the excess of the purchase price over the aggregate fair value of the net identifiable assets acquired. In connection with our acquisitions we incurred approximately $1.4 million, $0.6 million and $1.4 million in direct acquisition costs in the years ended December 31, 2013, 2012 and 2011, respectively, all of which were expensed as incurred and are included in general and administrative expenses on the consolidated statements of operations.

Goodwill resulted primarily from acquiring a business in a market characterized by high profitability, numerous participants, with none having a dominant market position and specialized processes and procedures, none of which qualify as a separate intangible asset.

The valuation of identifiable intangible assets acquired reflects our estimates based on, among other factors, use of established valuation methods. The value of customer relationships was determined using the income approach. The value of marketing-related intangible assets was determined using the relief from royalty method. Contract-based intangible assets have been valued based on an income-based approach, specifically the with/without method. The value of acquired technology was determined based on a cost-to-recreate methodology. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line or accelerated method and the estimated useful lives of one to fifteen years. The method of amortization applied represents our best estimate of the distribution of the economic value of the identifiable intangible assets.

The acquired marketing-related intangible assets consist primarily of trade names, domain names and well-developed traffic acquisition strategies. These trade and domain names play a pivotal role in generating visits and consumer leads for retailers. In addition, the traffic acquisition methodologies such as search engine optimization processes and techniques, email subscriber lists and campaign processes and other direct marketing capabilities also contribute significantly to generating consumer leads and visits. Our intent is to use the brand and domain names for the foreseeable future and to build upon the established traffic-acquisition methodologies. Accordingly, we utilized a fifteen year useful life to both determine the value of these assets and the selection of a useful life.

The acquired customer-related intangible assets consist solely of contracts with retailers. The businesses we acquired typically had relationships with a substantial portion of the major online retailers that offered digital coupons through affiliate marketing relationships. The customer relationships were valued predominantly using an income approach (multi-period excess earnings method.) Based on the attrition factors applied, the expected useful life of customer relationships from this income approach is fifteen years. Although the contracts we enter into with retailers are cancelable upon short or no notice and without penalty, we determined the useful life of these relationships to be longer-term in nature based upon consideration of several factors. These factors included the fact that couponing has been used in-store by retailers for an extended period; the growth in revenues of the acquired businesses which indicated growing use of coupons by retailers and consumers; the higher level of retailer relationship management that we provide as compared to the periods prior to acquisition; and historically low attrition rates. Based on these factors, we determined that the useful life of these relationships would extend to the foreseeable future and, accordingly, utilized a period of fifteen years both to value and amortize these assets.

YSL Ventures, Inc.

On October 9, 2013, we acquired 100% of the outstanding capital stock of YSL Ventures, Inc., a private company that operated under the name Zendeals, for $11.6 million of initial cash consideration. The initial cash consideration is subject to adjustment based on the finalization of the amount of YSL Ventures, Inc.’s working capital as of October 9, 2013. Due to the timing of the acquisition, we have not yet finalized our allocation of the purchase price to the fair value of assets acquired and liabilities assumed.

In conjunction with the acquisition of YSL Ventures, Inc., we entered into deferred compensation arrangements with the former owners of YSL Ventures, Inc., at which time we transferred $6.2 million into an escrow account, to be paid to the owners over a two year period, with $3.1 million to be paid in October 2014, and the remainder paid in equal quarterly installments over the following year, contingent upon the former employees’ continued employment with RetailMeNot. We recorded an associated asset for the deferred compensation arrangement, which is included in other noncurrent assets in the amount of $5.4 million as of December 31, 2013. This asset is being amortized ratably to other operating expense over the two-year term of the required employment period. During the year ended December 31, 2013, we recognized $0.8 million of compensation expense related to these agreements.

The goodwill resulting from the acquisition of YSL Ventures, Inc. is not deductible for tax purposes.

Ma-Reduc.com

On July 1, 2013, our wholly owned subsidiary, RetailMeNot, France, acquired 100% of the outstanding capital stock of ABCYNE, a private company and the operator of Ma-Reduc.com, a digital coupon website in France. The total purchase price of $20.8 million was comprised of: (i) $15.0 million initial cash consideration, (ii) notes payable issued by RetailMeNot, France, with an aggregate principal amount of $4.9 million to the shareholders, bearing interest at a rate of 3.0% per annum and due in 2014 and (iii) additional cash consideration for working capital of $0.9 million.

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

The resulting goodwill from the acquisition of Actiepagina.nl is not deductible for tax purposes.

Bons-de-Reduction.com and Poulpeo.com

On May 10, 2012, we acquired 100% of the outstanding capital stock of Miwim, a private company and the operator of Bons-de-Reduction.com and Poulpeo.com, two websites in France. The total purchase price of $13.2 million was comprised of: (i) $10.1 million initial cash consideration, (ii) 182,425 shares of our Series B-5 preferred stock with an aggregate value of $3.0 million, based on a per share fair value of approximately $16.45 per share and (iii) additional cash consideration for working capital of $0.1 million.

In conjunction with the acquisition of Bons-de-Reduction.com and Poulpeo.com, we entered into deferred compensation arrangements with the former owners, at which time we issued promissory notes to such individuals with a principal amount totaling $3.5 million bearing interest at 5.0% annually. Principal is being repaid in equal annual installments of $1.75 million over a two-year period along with accompanying accrued interest, contingent on the continued employment of the former owners. We recorded an associated asset for the deferred compensation arrangement, which is included in other noncurrent assets in the amount of $0.6 million and $2.4 million as of December 31, 2013 and 2012, respectively. This asset is being amortized ratably to other operating expense over the two-year term of the required employment period. During the years ended December 31, 2013 and 2012, we recognized $1.7 million and $1.1 million, respectively, of compensation expense related to these agreements.

The resulting goodwill from the Bons-de-Reduction.com and Poulpeo.com acquisition is not deductible for tax purposes.

4. Goodwill and Other Intangible Assets

Changes in our goodwill balance for the years ended December 31, 2013 and 2012 are summarized in the table below (in thousands).

Balance at December 31, 2011	$142,917
Acquired in business combinations	8,727
Foreign currency translation adjustment	1,111

Balance at December 31, 2012	152,755
Acquired in business combinations	24,923
Foreign currency translation adjustment	1,981

Balance at December 31, 2013	$179,659

Intangible assets consisted of the following as of December 31, 2013 and 2012 (in thousands):

	Weighted- average amortization period	Estimated Useful Life (Months)	December 31, 2013

			Gross	Accumulated Amortization	Impairment	Net

Customer relationships	180	180	$16,244	$(3,368)	$—	$12,876
Marketing-related	165	48-180	75,182	(17,035)	—	58,147
Contract-based	58	12-60	19,875	(11,528)	—	8,347
Technology-based	12	12	7,937	(6,494)	—	1,443

Total intangible assets			$119,238	$(38,425)	$—	$80,813

	Estimated Useful Life (Months)	December 31, 2012
		Gross	Accumulated Amortization	Impairment	Net
Customer relationships	180	$18,654	$(2,827)	$(2,498)	$13,329
Marketing-related	48-180	68,142	(12,049)	(2,058)	54,035
Contract-based	33-60	18,529	(8,260)	(368)	9,901
Technology-based	12	5,767	(5,047)	—	720

Total intangible assets		$111,092	$(28,183)	$(4,924)	$77,985

In 2012, we determined that we would no longer support three of our websites, Coupon7.com, Couponshare.com and CheapStingyBargains.com. We have migrated all traffic from these websites to RetailMeNot.com and Deals2buy.com, and do not expect these sites to provide additional income. As a result of this impairment indicator, we determined that a complete impairment of the remaining unamortized intangible assets related to these websites was warranted, resulting in an impairment charge of $4.9 million, which is included in other operating expenses. We did not record any intangible asset impairment charges during the years ended December 31, 2013 and 2011.

As of December 31, 2013 and 2012, the weighted-average amortization period for definite-lived intangible assets was 11.6 and 10.4 years, respectively. Estimated amortization of intangible assets for the five years subsequent to December 31, 2013 and thereafter is as follows (in thousands):

2014	$12,046
2015	9,606
2016	6,636
2017	6,600
2018	6,377
Thereafter	39,548

$80,813

5. Property and Equipment, Net

Property and equipment consisted of the following as of December 31, 2013 and 2012 (in thousands):

	Estimated Useful Life (Years)
		2013	2012
Computer hardware	3	$1,886	$1,158
Purchased software	3	1,222	954
Office equipment	3	430	233
Office furniture and fixtures	5	2,885	1,578
Leasehold improvements	5	7,361	2,415

		13,784	6,338
Less: Accumulated amortization and depreciation		(3,467)	(1,417)

Net property and equipment		$10,317	$4,921

Depreciation and amortization expense related to property and equipment was $2.0 million, $1.0 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. We recorded no impairment of property and equipment and recorded no significant gains or losses on the disposal of property and equipment during the years ended December 31, 2013, 2012 and 2011, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Marketing and professional services	$2,214	$1,369
Taxes other than income taxes	1,302	998
Interest payable	751	990
Other	1,319	1,437

	$5,586	$4,794

7. Long Term Debt

Long term debt consisted of the following as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Senior secured note due 2018—interest rate of 2.9% at December 31, 2013	$33,250	$—
Senior revolving credit facility due 2018	—	—
Senior secured note due 2015—interest rate of 5.9% at December 31, 2012	—	29,425
Unsecured seller note due 2013—interest rate of 5.0% at December 31, 2012	—	6,000
Unsecured seller note due 2014—interest rate of 3.0% at December 31, 2013	5,163	—
Unsecured promissory notes due 2014—interest rate of 5.0% at December 31, 2013 and 2012	1,750	3,500
Unsecured seller note due 2014—interest rate of 4.0% at December 31, 2013	1,150	—

	41,313	38,925
Less current maturities	(15,063)	(16,650)

Total long-term debt	$26,250	$22,275

Senior Debt

On July 1, 2013, we entered into an amended and restated revolving credit and term loan agreement with certain lenders, including an entity related to a stockholder of the Company, or Senior Debt. The Senior Debt consists of a $115.0 million revolving credit facility and a $35.0 million term loan facility. The term loan facility was used, in part, to fully repay the $25.0 million of borrowings outstanding as of June 30, 2013 under our prior senior debt facility. The obligations were paid in full effective upon closing of the Senior Debt. There are no amounts currently outstanding under the revolving credit facility. On December 31, 2013, we had $95.2 million available for borrowings under the revolving credit facility.

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

Interest is payable quarterly in arrears for base rate borrowings and on the last day of the applicable eurodollar-interest period for any eurodollar-based borrowings. Principal payments on the term loan facility of $1.75 million are due on the first day of each quarter beginning October 1, 2013, with any remaining balance due in July 2018. Borrowings under the revolving credit facility are automatically converted to five-year term loans at any time such outstanding amounts are greater than or equal to $25.0 million and carry the same maturity date as the initial $35.0 million term loan. Total borrowings under the revolving credit facility may not exceed a borrowing availability limit based on a multiple of EBITDA for the trailing twelve months (as more fully described in the amended and restated revolving credit and term loan agreement). Mandatory prepayments include net cash proceeds from certain asset sales, 100% of the net cash proceeds of any subordinated debt and 50% of the net cash proceeds of certain equity transactions, excluding the cash proceeds from our December 16, 2013 follow-on offering, and any equity interests issued under certain stock option or employee incentive plans.

The Senior Debt has priority in repayment to all other outstanding debt. We have granted our lenders a security interest in substantially all of our assets, including intellectual property, pursuant to a security agreement and an intellectual property security agreement, except that the security interest shall apply only after the funded debt to EBITDA ratio is greater than or equal to 1:00 to 1:00. We are subject to complying with certain financial covenants, including minimum trailing twelve month EBITDA levels, funded debt to EBITDA ratio and a fixed charge coverage ratio (each as more fully described in the amended and restated revolving credit and term loan agreement). The amended and restated revolving credit and term loan agreement contains customary affirmative and negative covenants and prohibits, among other things and subject to certain exceptions, the incurrence of additional debt, payment of other debt obligations, incurrence of liens, acquisitions of businesses or capital expenditures in excess of stated amounts, sales of businesses or assets, payment of dividends, making loans or advances and certain other restrictions. The amended and restated revolving credit and term loan agreement also contains customary events of default including, among others, payment defaults, breaches of covenants, bankruptcy and insolvency events, cross defaults with certain material indebtedness, judgment defaults, change of control and breaches of representations and warranties. We were in compliance with all covenants as of December 31, 2013.

Seller Notes

In July 2013, our wholly owned subsidiary, RetailMeNot, France, issued seller notes payable, or Ma-Reduc Notes, in connection with our acquisition of ABCYNE. The Ma-Reduc Notes have an aggregate principal amount of €3.75 million, translated to $5.2 million on our balance sheet as of December 31, 2013, mature in July 2014 and bear interest at a rate of 3.0% annually. The carrying value of the Ma-Reduc Notes is included in in short-term notes payable as of December 31, 2013.

In March 2013, we issued seller notes payable, Actiepagina Notes, in connection with our acquisition of Actiepagina B.V. The Actiepagina Notes have an aggregate principal amount of $1.2 million, mature in September 2014 and bear interest at a rate of 4.0% annually. The carrying value of the Actiepagina Notes is included in in short-term notes payable as of December 31, 2013.

Other Notes

In conjunction with our acquisition of Miwim (Bons-de-Reduction.com and Poulpeo.com), we entered into deferred compensation arrangements with the former owners of Miwim, at which time we issued promissory notes, or the Miwim Notes, with an aggregate principal amount $3.5 million bearing interest at 5.0% annually. We paid $1.75 million of the principal, along with accompanying interest, during 2013, and the remaining $1.75 million matures in May 2014. The carrying value of the Miwim Notes is included in in short-term notes payable as of December 31, 2013.

Future maturities of debt as of December 31, 2013 are as follows (in thousands):

Year Ended December 31,
2014	15,063
2015	7,000
2016	7,000
2017	7,000
2018	5,250

$41,313

Debt Issuance Costs

Amortization of deferred financing costs was $0.4 million, $0.6 million and $1.2 million during the years ended December 31, 2013, 2012 and 2011, respectively. In addition, during the year ended December 31, 2013, we recognized a $0.6 million write-off of the remaining unamortized deferred financing costs of our prior senior debt facility following the amendment of such senior debt facility in July 2013.

8. Commitments and Contingencies

Operating Leases

We lease office space, including our corporate headquarters in Austin, Texas under non-cancelable operating leases. Rent expense under these operating leases was $3.2 million, $1.4 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Certain of these lease arrangements have renewal or expansion options and adjustments for market provisions, such as free or escalating base monthly rental payments. Amounts reported in the table below are reported net of rent concessions. We recognize rent expense under such lease arrangements on a straight-line basis over the initial term of the lease. The difference between the straight-line expense and the cash paid for rent has been recorded as deferred rent.

We are responsible for paying our proportionate share of the actual operating expenses and real estate taxes under certain of these lease agreements. These operating expenses are not included in the table below. Future minimum lease payments under non-cancelable operating leases (including rent escalation clauses) with terms in excess of one year as of December 31, 2013 are as follows (in thousands):

Year Ended December 31,
2014	$2,800
2015	3,272
2016	3,340
2017	3,466
2018	3,552
Thereafter	8,611

$25,041

Contractual Obligations

As of December 31, 2013, we had purchase obligations of approximately $0.9 million that primarily relate to contracts for non-cancellable services. The obligations are primarily due and payable in 2014.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising in the ordinary course of business. Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on our consolidated financial position, results of operations or cash flows.

Employment Agreements

We have entered into employment and change of control arrangements with certain of our executive officers and with certain employees in Europe.

Indemnification

In the normal course of business, to facilitate transactions related to our operations, we indemnify certain parties, including lessors, service providers and, from time to time, retailers and performance marketing networks with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or other claims, including intellectual property infringement claims made against those certain parties by third parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors, and our bylaws contain similar indemnification obligations.

9. Redeemable Convertible Preferred Stock, Stockholders’ Equity (Deficit) and Stock-Based Compensation

Reverse Stock Split

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

Initial Public Offering

On July 24, 2013, we completed our initial public offering of 10,454,544 shares of Series 1 common stock, at a price of $21.00 per share, before underwriting discounts and commissions. We sold 4,545,454 of such shares and existing stockholders sold an aggregate of 5,909,090 of such shares, including 1,363,636 shares sold by selling stockholders as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. Our initial public offering generated net proceeds to us of approximately $85.4 million, after deducting underwriting discounts and commissions. Expenses incurred by us for our initial public offering were approximately $3.4 million and were recorded against the net proceeds received by us from our initial public offering. We did not receive any proceeds from the sale of shares by the selling stockholders in our initial public offering.

Follow-on Offering

On December 16, 2013, we completed our follow-on offering of 7,207,207 shares of Series 1 common stock, at a price of $26.00 per share before underwriting discounts and commissions. We sold 2,000,000 of such shares and existing stockholders sold an aggregate of 5,207,207 of such shares, including 940,070 shares sold by selling stockholders as a result of the underwriters’ exercise of their option to purchase additional shares. The offering generated net proceeds to us of $49.1 million, after deducting underwriting discounts and commissions. Expenses incurred by us for the follow-on offering were approximately $0.6 million and were recorded against the proceeds received from the follow-on offering. We did not receive any proceeds from the sale of shares by the selling stockholders in the follow-on offering.

Redeemable Convertible Preferred Stock

Prior to our initial public offering, we had outstanding 6,993,977 shares of Series B-1 preferred stock, 26,846,339 shares of Series B-2 preferred stock, 3,053,747 shares of Series B-3 preferred stock, 6,107,494 shares of Series BB-3 preferred stock, 996,479 shares of Series B-4 preferred stock and 182,425 shares of Series B-5 preferred stock. The outstanding shares of redeemable convertible preferred stock converted on a one-to-one basis into shares of common stock concurrent with the closing of our initial public offering. All of the outstanding shares of our Series B-1, Series B-2, Series B-3, Series B-4 and Series B-5 preferred stock automatically converted into an aggregate of 38,072,967 shares of Series 1 common stock and all of the outstanding shares of our Series BB-3 preferred stock automatically converted into an aggregate of 6,107,494 shares of Series 2 common stock. Following the closing of our initial public offering, there were no shares of preferred stock outstanding.

Common Stock

As of December 31, 2013 and 2012, we had contractual rights to repurchase zero and 100,260 shares of common stock (in addition to exercised unvested shares under our 2007 Stock Plan) respectively, upon the holder’s termination from the Company with cause or the holder’s attempt to transfer said shares, other than as permitted under the repurchase agreement. Our repurchase right with respect to such shares will lapse in a series of 32 equal monthly installments, subject to the holder’s completion of each additional complete month of service to the Company. As of December 31, 2013 and 2012, we had contractual rights to repurchase 31,921 and 29,900 shares, respectively, of exercised unvested shares under our 2007 Stock Plan. As of December 31, 2013 and 2012, we had repurchased 4,948 and 4,375 shares of exercised unvested shares, respectively. As of both December 31, 2013 and 2012, we had a liability of $0.1 million associated with exercised unvested shares.

Each share of common stock is entitled to one vote at all meetings of stockholders, except each share of Series 2 common stock is not entitled to vote in connection with the election of the members of our Board of Directors. The number of authorized shares of common stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of shares of capital stock of the Company representing a majority of the votes represented by all outstanding shares of capital stock of the

Company entitled to vote. The holders of common stock are also entitled to receive dividends, when, if and as declared by our Board of Directors, whenever funds are legally available therefore, subject to the priority rights of any outstanding preferred stock. Each share of Series 2 common stock is convertible, at the option of the holder, into one fully paid and nonassessable share of Series 1 common stock.

On August 7, 2013 we registered 10,262,195 shares of our Series 1 common stock that we have issued or may issue under our 2007 Stock Plan, 2013 Equity Incentive Plan or 2013 Employee Stock Purchase Plan.

Common Stock Warrant

In connection with our November 2010 issuance of subordinated debt, which was repaid in full during 2011, we issued a Common Stock Warrant, exercisable for 457,796 shares of Series 1 common stock at an exercise price of $0.004 per share. The Common Stock Warrant was exercised in March 2013.

Stock-Based Compensation

In July 2013, our board of directors and stockholders approved our 2013 Equity Incentive Plan (the “2013 Plan”) and our 2013 Employee Stock Purchase Plan (the “2013 Purchase Plan”). When the 2013 Plan took effect, all shares available for grant under our 2007 Stock Plan, as amended, (the “2007 Plan”) were transferred into the share pool of the 2013 Plan. Subsequent to our initial public offering, we have not granted, and will not grant in the future, any additional awards under the 2007 Plan. However, the 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan.

2013 Equity Incentive Plan

Under our 2013 Plan, the following awards types may be granted: stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards. To date we have granted non-statutory stock options and restricted stock units. Restricted stock units represent rights to receive shares of our Series 1 common stock (or their value in cash) at a future date without payment of a purchase price. Holders of restricted stock units have no voting rights or rights to receive cash dividends unless and until shares of Series 1 common stock are issued in settlement of such awards. The compensation committee of our Board of Directors, or a committee appointed by the compensation committee, determines the term of the option and restricted stock unit, option price, number of shares for which each option and restricted stock unit is granted, whether restrictions will be imposed on the shares subject to the option or restricted stock unit, and the vesting period for each option and restricted stock unit. Awards granted under the 2013 Plan generally vest over four years. The term of each option is no more than ten years from grant date.

2007 Stock Plan

Options granted under the 2007 Plan are either incentive stock options or nonstatutory stock options. Our Board of Directors determined the term of the option, option price, number of shares for which each option was granted, whether restrictions will be imposed on the shares subject to the option, and the vesting period for each option. Generally, options become 25% vested after one year of service, with the remaining 75% vesting on a pro-rata basis over the remaining three years. The term of each option is ten years.

Stock-based compensation expense for all employee share-based payment awards is based upon the grant date fair value. We recognize compensation costs, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. Forfeiture rates are estimated periodically based on historical experience and adjusted in subsequent periods for differences in actual forfeitures from our previous estimates. We recorded $10.5 million, $4.0 million and $0.5 million of stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011, respectively. We include stock-based compensation expense in cost and expense consistent with the classification of respective employees’ cash compensation in the consolidated statements of operations.

The fair value of common stock options granted during the years ended December 31, 2013, 2012 and 2011 was estimated on the grant date using the Black-Scholes-Merton option pricing model. The weighted-average assumptions for stock options granted are outlined in the following table:

	Year Ended December 31,
	2013	2012	2011
Expected volatility	60.27%	64.46%	73.00%
Expected term (in years)	6.01	5.97	6.02
Risk-free rate of return	1.34%	0.95%	1.84%
Expected dividend yield	—	—	—

Due to our short history as a public company, our expected volatility is based on the volatility of comparable publicly traded entities. The expected term represents the period of time the stock options are expected to be outstanding and is based on the “simplified method”. We used the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. The risk-free interest rate assumptions we use are based on observed market interest rates appropriate for the term of our employee options.

The following tables summarize the stock option activity of our 2007 Plan and 2013 Plan for the years ended December 31, 2013, 2012 and 2011:

Stock Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual (Years)	Aggregate Intrinsic Value (in thousands)	Weighted- Average Fair Value (per share)
Outstanding at December 31, 2010	488,286	$1.08	9.4	$487	$0.73
Granted	2,081,920	2.96			1.92
Exercised	(85,294)	2.08			1.36
Forfeited	(9,700)	1.28			0.85

Outstanding at December 31, 2011	2,475,212	$2.63	9.4	$8,443	$1.71
Granted	2,441,553	11.59			6.70
Exercised	(102,599)	2.45			1.61
Forfeited	(141,656)	4.28			2.56

Outstanding at December 31, 2012	4,672,510	$7.26	9.0	$52,588	$4.29
Granted	1,983,785	22.06			12.29
Exercised	(544,852)	3.70			3.54
Forfeited	(416,620)	11.46			7.05

Outstanding at December 31, 2013	5,694,823	$12.45	8.4	$94,474	$8.03

Vested at December 31, 2013 and expected to vest	5,410,082	$12.45	8.4	$89,750
Exercisable at December 31, 2013	5,330,833	$12.52	8.5	$88,185

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2013, 2012 and 2011, respectively. The aggregate intrinsic value is determined by the fair value of our common stock and the per-share grant price.

The following table summarizes the restricted stock unit activity of the 2013 Plan for the year ended December 31, 2013:

Restricted Stock Units	Number of Shares	Weighted- Average Purchase Price	Weighted- Average Remaining Vesting Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	—	$—	—	$—
Granted	54,579	—
Issued	(500)	—
Cancelled or Expired	—	—

Outstanding at December 31, 2013	54,079	$—	3.7	$1,557

Outstanding at December 31, 2013 and expected to vest	54,079	$—	3.7	$1,557

The weighted average fair value at the date of grant for restricted stock units was $31.88 for the year ended December 31, 2013.

The following table summarizes additional stock option and restricted stock unit values (in thousands):

	Year Ended December 31,
	2013	2012	2011
Intrinsic value of stock options exercised	$10,663	$788	$276
Intrinsic value of restricted stock units that vested	17	—	—
Grant date fair value of stock options exercised	1,929	165	116
Grant date fair value of restricted stock units that vested	17	—	—

As of December 31, 2013, $32.3 million of total unrecognized compensation cost related to stock options and restricted stock units is expected to be recognized over a weighted-average period of 3.1 years. As of December 31, 2013, 4,078,916 shares of our Series 1 common stock were available for grant under the 2013 Plan.

As of December 31, 2013, we had reserved shares of common stock for future issuance as follows (in thousands):

2007 Stock Incentive Plan	5,695
2013 Stock Incentive Plan	4,644
2013 Employee Stock Purchase Plan	561

10,900

10. Earnings (Loss) Per Share

Basic and diluted net income (loss) per common share is presented in conformity with the two-class method required for participating securities. Prior to our initial public offering, holders of Series B-1, Series B-2, Series B-3, Series BB-3, Series B-4 and Series B-5 preferred stock were each entitled to receive cumulative dividends at the annual rate of $0.31, $0.37, $1.31, $1.31, $0.29 and $0.66 per share per annum, respectively, payable prior and in preference to any dividends on any shares of our common stock. In the event a dividend was paid on common stock, the holders of preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). Accordingly, all of our outstanding series of preferred stock were considered to be participating securities. The holders of our preferred stock did not have a contractual obligation to share in our losses; therefore, no amount of total undistributed loss is allocated to preferred stock.

The rights of the holders of Series 1 and Series 2 common stock are identical, except with respect to voting. Each share of Series 1 and Series 2 common stock is entitled to one vote per share; however holders of Series 2 common stock are not entitled to vote in connection with the election of the members of our Board of Directors. Shares of Series 2 common stock may be converted into shares of Series 1 common stock at any time at the option of the stockholder.

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

On July 5, 2013, in exchange for agreeing to vote in favor of the conversion of preferred stock to common stock in connection with our initial public offering, we agreed to pay Institutional Venture Partners XIII, L.P. and entities affiliated with J.P. Morgan $2,046,001 and $4,092,002, respectively, upon delivery by us of a written request to such entities to vote to effect such conversion. We delivered such request and such payments were made on July 11, 2013. These payments had no impact on net income as the amounts are recognized within equity; however, these amounts are reflected as deemed dividends on preferred stock and, as such, impact net income (loss) attributable to common stockholders and basic and diluted net income (loss) per share attributable to common stockholders.

The following table sets forth the computation of basic and diluted earnings (loss) per share of common stock (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Net income	$31,530	$25,993	$16,961
Preferred stock dividends on participating preferred stock	(19,928)	(24,577)	(64,715)

Total undistributed earnings (loss)	11,602	1,416	(47,754)
Undistributed earnings (loss) allocated to participating preferred stock	(5,998)	(1,390)	—

Net income (loss) attributable to common stockholders	$5,604	$26	$(47,754)

Weighted average common shares outstanding:
Basic	23,074	841	744
Diluted	25,742	2,277	744
Net loss per share attributable to common stockholders:
Basic	$0.24	$0.03	$(64.19)

Diluted	$0.23	$0.03	$(64.19)

The following common equivalent shares were excluded from the diluted net loss per share calculation as their inclusion would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2013	2012	2011
Stock options	112	—	1,353
Common stock warrants	—	—	2,592
Convertible preferred stock	—	—	36,459

Total	112	—	40,404

11. Fair Value Measurements

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Generally accepted accounting principles set forth a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers are Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop our own assumptions.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market deposit account	$872	$—	$—	$872
Liabilities:
Interest rate swap agreement	$—	$12	$—	$12

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Money market deposit account	$871	$—	$—	$871
Liabilities:
Interest rate swap agreement	$—	$85	$—	$85

Money market funds are reported on our consolidated balance sheets as cash and cash equivalents, and interest rate swap agreements are reported on our consolidated balance sheets as accrued expenses and other current liabilities as of December 31, 2013 and as other noncurrent liabilities as of December 31, 2012. Fair value of our interest rate swap derivative has been determined using the present value of expected cash flows based on market observable interest rate yield curves commensurate with the term of the instrument. Our other financial instruments consist primarily of accounts receivable, accounts payable, accrued liabilities and notes payable. The carrying value of these assets and liabilities approximate their respective fair values as of December 31, 2013 and 2012 due to the short-term maturities, or in the case of our long-term notes payable, based on the variable interest rate feature. As of December 31, 2013, 2012 and 2011 no significant fair value adjustments were required for nonfinancial assets and liabilities.

12. Income Taxes

The components of pretax income for the years ended December 31, 2013, 2012 and 2011 were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic	$42,189	$38,595	$26,623
Foreign	8,232	3,758	1,840

Total	$50,421	$42,353	$28,463

The components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$16,627	$14,773	$8,848
State	1,187	836	507
Foreign	3,905	2,547	943

Total current	21,719	18,156	10,298
Deferred:
Federal	(1,161)	(550)	1,604
State	65	—	55
Foreign	(1,732)	(1,246)	(455)

Total deferred	(2,828)	(1,796)	1,204

Total provision for income taxes	$18,891	$16,360	$11,502

Our provision for income taxes attributable to continuing operations differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Tax at U.S. statutory rate	$17,647	$14,824	$9,962
State tax provision, net of federal benefit	999	543	330
Stock-based compensation	1,701	1,031	142
Foreign tax rate differential	(1,038)	(421)	(156)
Research and development credit	(649)	—	—
Permanent differences and other	231	383	1,224

Income tax provision	$18,891	$16,360	$11,502

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Reserves and allowances	$1,461	$309
Tax carryforwards	772	—
Accrued expenses	1,033	21
Stock-based compensation	1,910	327
Deferred rent	756	336
Other	820	—

Total deferred tax assets	6,752	993

Deferred tax liabilities:
Property and equipment	(1,842)	(1,022)
Intangibles	(10,534)	(6,272)
Other	(920)	—

Total deferred tax liabilities	(13,296)	(7,294)

Net deferred tax liability	$(6,544)	$(6,301)

In May 2012, we acquired 100% of the outstanding stock of Miwim. See Note 3, “Acquisitions”. A net deferred tax liability of approximately $1.8 million was recorded upon the acquisition, primarily related to acquired intangibles.

In July 2013, our wholly owned subsidiary, RetailMeNot, France, acquired 100% of the outstanding capital stock of Ma-Reduc.com. See Note 3, “Acquisitions”. A net deferred tax liability of approximately $2.5 million was recorded primarily related to acquired intangibles.

In October 2013, we acquired 100% of the outstanding stock of YSL Ventures, Inc. See Note 3, “Acquisitions”. A net deferred tax liability of approximately $0.3 million was recorded primarily related to acquired intangibles, offset by net operating loss and research and development tax credit carryforwards.

As of December 31, 2013, we had federal net operating loss carryforwards and research and development tax credit carryforwards of $2.1 million and $22,000, respectively. These carryforwards expire between 2031 and 2033 if not utilized. As of December 31, 2013 and 2012, no provision has been made for U.S. income taxes and foreign withholding taxes related to undistributed earnings of our foreign subsidiaries, as those earnings are considered to be permanently reinvested outside the United States. As of December 31, 2013 and 2012, the unrecognized deferred tax liability related to undistributed earnings of our foreign subsidiaries was $3.5 million and $1.2 million, respectively.

The exercise of certain of our stock options results in taxable compensation, which is includable in the taxable income of the exercising option holder and which we can deduct from our taxable income for federal and state income tax purposes. Such compensation results from increases in the fair value of our common stock subsequent to the date of grant of the exercised stock options. Option-related excess tax benefits (tax deduction over cumulative book deduction) are recorded as an increase to additional paid-in capital, while option-related tax deficiencies (cumulative book deduction over tax deduction) are recorded as a decrease to additional paid-in capital to the extent of our additional paid-in capital option pool, then to the income tax provision. During the year ended December 31, 2013, we recorded an increase to additional paid-in capital of $2.0 million, offset by a reduction in current taxes payable. During the year ended December 31, 2012, there were no option-related tax deductions.

We follow the guidance on accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2012, we did not have any significant unrecognized tax benefits recorded on our consolidated balance sheets. The aggregate changes in the balance of unrecognized tax benefits for the year ended December 31, 2013 were as follows, excluding interest and penalties (in thousands):

Balance at December 31, 2012	$—
Increases for tax positions related to the current year	282
Increases for tax positions related to prior years	948

Balance at December 31, 2013	$1,230

If the Company were to recognize the unrecognized tax benefits, the total amount would impact the effective tax rate.

Our practice is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. In 2013 and 2012, we recognized interest and penalties of $0.3 million and $0.0 million, respectively, within income tax expense on our consolidated statements of operations. Amounts for interest and penalties accrued are included within the related tax liability line in the consolidated balances sheets and were $0.3 million and $0.0 million for the years ended December 31, 2013 and 2012, respectively.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. As of December 31, 2013, we are not under examination in any jurisdiction. As of December 31, 2013, our federal returns for the years 2010 through 2012 are subject to examination by the Internal Revenue Service. Tax years 2007 through 2009 remain open to adjustment due to net operating losses carried forward into open tax years. Additionally, various state and foreign income tax returns are subject to examinations for years 2009 through 2012 and 2010 through 2012, respectively.

13. Domestic and Foreign Operations

The Company has operations in the U.S. and Europe. Information about these operations is presented below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net Revenues:
U.S.	$166,532	$119,986	$72,616
United Kingdom	31,296	21,357	7,786
Other International	12,008	3,342	—

Total Net Revenues	$209,836	$144,685	$80,402

	As of December 31,
	2013	2012
Identifiable long-lived assets:
U.S.	$186,554	$183,633
United Kingdom	45,290	40,076
Other International	38,945	11,952

Total identifiable long-lived assets	$270,789	$235,661

Net revenues attributed to the U.S. and international geographies are based upon the country in which the selling subsidiary of the Company is located.

Identifiable long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned.

14. Employee Benefit Plans

401(k) Plan

We have established a tax-qualified employee savings and retirement plan for all employees in the U.S. who satisfy certain eligibility requirements, including requirements relating to age and length of service. Under our 401(k) plan, employees may elect to reduce their current compensation by up to the statutory limit, $17,500 in 2013 and 2012, and have us contribute the amount of this reduction to the 401(k) plan. During 2012, we began matching up to 58% of employee contributions, but not exceeding $8,750 per employee. Our contributions for the years ended December 31, 2013 and 2012 were $0.9 million and $0.4 million, respectively.

15. Selected Quarterly Financial Data (unaudited)

	For the Three Months Ended:
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except per share amounts)
Net revenues	$29,647	$30,088	$34,160	$50,790	$40,561	$43,401	$47,350	$78,524
Gross margin	27,940	27,818	31,662	48,152	37,973	40,529	44,075	74,210
Net income	6,233	5,441	6,574	7,745	6,975	5,123	5,593	13,839
Net income (loss) attributable to common stockholders	2	(667)	8	31	20	(999)	(2,159)	13,839
Net income (loss) per share attributable to common stockholders:
Basic	$0.00	$(0.81)	$0.01	$0.03	$0.02	$(0.68)	$(0.06)	$0.27
Diluted	$0.00	$(0.81)	$0.01	$0.03	$0.02	$(0.68)	$(0.06)	$0.26
Weighted-average number of shares used in computing net income (loss) per share:
Basic	767	824	871	899	1,000	1,466	38,235	50,879
Diluted	2,228	824	2,657	2,928	2,965	1,466	38,235	53,368

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement for the purchase of RetailMeNot.com, dated November 24, 2010.	DRS	377-00145	2.1	April 5, 2013

2.2	Agreement Relating to the Sale and Purchase of the Entire Issued Share Capital of eConversions Limited, dated August 15, 2011.	DRS	377-00145	2.2	April 5, 2013

3.1.1	Fifth Amended and Restated Certificate of Incorporation dated May 9, 2012.	DRS	377-00145	3.1.1	April 5, 2013

3.1.2	Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation, dated September 12, 2012.	DRS	377-00145	3.1.2	April 5, 2013

3.1.3	Second Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation, dated March 8, 2013.	DRS	377-00145	3.1.3	April 5, 2013

3.1.4	Third Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation, dated April 4, 2013.	DRS	377-00145	3.1.4	April 5, 2013

3.1.5	Fourth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation, dated June 12, 2013.	S-1	333-189397	3.1.5	June 17, 2013

3.2	Form of Sixth Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-189397	3.2	July 8, 2013

3.3	Bylaws of the Registrant.	S-1/A	333-189397	3.4	July 8, 2013

4.1.1	Third Amended and Restated Investors’ Rights Agreement dated October 28, 2011.	DRS	377-00145	4.1.1	April 5, 2013

4.1.2	Amendment to Third Amended and Restated Investors’ Rights Agreement dated May 10, 2012.	DRS	377-00145	4.1.2	April 5, 2013

4.1.3	Second Amendment to Third Amended and Restated Investors’ Rights Agreement and Waiver of Registration Rights dated December 6, 2013.	S-1/A	333-192632	4.1.3	December 9, 2013

4.2.1	Third Amended and Restated Right of First Refusal and Co-Sale Agreement dated October 28, 2011.	DRS	377-00145	4.2.1	April 5, 2013

4.2.2	Amendment to Third Amended and Restated Right of First Refusal and Co-Sale Agreement dated May 10, 2012.	DRS	377-00145	4.2.2	April 5, 2013

4.3.1	Third Amended and Restated Voting Agreement dated October 28, 2011.	DRS	377-00145	4.3.1	April 5, 2013

4.3.2	Amendment to Third Amended and Restated Voting Agreement dated May 10, 2012.	DRS	377-00145	4.3.2	April 5, 2013

4.3.3	Voting Agreement dated July 5, 2013.	S-1/A	333-189397	4.3.3	July 8, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.1	Form of Indemnification Agreement for directors and officers.	DRS/A	377-00145	10.1	May 13, 2013

10.2.1†	2007 Stock Plan and forms of agreement thereunder.	DRS/A	377-00145	10.2.1	May 13, 2013

10.2.2†	First Amendment to the 2007 Stock Plan.	DRS	377-00145	10.2.2	April 5, 2013

10.2.3†	Second Amendment to the 2007 Stock Plan.	DRS	377-00145	10.2.3	April 5, 2013

10.2.4†	Third Amendment to the 2007 Stock Plan.	DRS	377-00145	10.2.4	April 5, 2013

10.2.5†	Fourth Amendment to the 2007 Stock Plan.	DRS	377-00145	10.2.5	April 5, 2013

10.2.6†	Fifth Amendment to the 2007 Stock Plan.	DRS	377-00145	10.2.6	April 5, 2013

10.2.7†	Sixth Amendment to the 2007 Stock Plan.	DRS	377-00145	10.2.7	April 5, 2013

10.3†	Form of the Registrant’s 2012 Bonus Plan for Officers dated May 22, 2012.	DRS	377-00145	10.3	April 5, 2013

10.4.1	Term Loan Agreement by and among Comerica Bank, as administrative agent for the lenders named therein, and the Registrant et al, dated November 24, 2010.	DRS	377-00145	10.4.1	April 5, 2013

10.4.2	First Amendment to Term Loan Agreement.	DRS	377-00145	10.4.2	April 5, 2013

10.4.3	Second Amendment to Term Loan Agreement.	DRS	377-00145	10.4.3	April 5, 2013

10.4.4	Third Amendment to Term Loan Agreement.	DRS	377-00145	10.4.4	April 5, 2013

10.4.5	Fourth Amendment to Term Loan Agreement.	DRS	377-00145	10.4.5	April 5, 2013

10.4.6	Fifth Amendment to Term Loan Agreement.	DRS	377-00145	10.4.6	April 5, 2013

10.4.7	Sixth Amendment to Term Loan Agreement.	DRS	377-00145	10.4.7	April 5, 2013

10.4.8	Amended and Restated Revolving Credit and Term Loan Agreement by and among Comerica Bank, as administrative agent for the lenders named therein, and the Registrant et al, dated July 1, 2013.	S-1/A	333-189397	10.4.8	July 18, 2013

10.4.8.1	First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated December 11, 2013.	S-1/A	333-192632	10.4.8.1	December 11, 2013

10.4.9	Security Agreement by and among Comerica Bank, as administrative agent for the lenders named therein, the Registrant, Spectrawide Acquisition Co., LLC, CSB Acquisition Co., LLC, CLTD Acquisition Co., LLC, Smallponds, LLC, Deals.com, LLC, RNOT, LLC and WSM CV, LLC, dated July 1, 2013.	S-1/A	333-189397	10.4.9	July 18, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.5	Intellectual Property Security Agreement by and among the Registrant, Comerica Bank, Spectrawide Acquisition Co., LLC, Spectrawide Inc., CSB Acquisition Co., LLC, CLTD Acquisition Co., LLC, Smallponds, LLC, Deals.com, LLC and RMN Acquisition Co., LLC, dated November 24, 2010.	DRS	377-00145	10.5	April 5, 2013

10.5.1	Intellectual Property Security Agreement by and among Comerica Bank, as administrative agent for the lenders named therein, the Registrant, Spectrawide Acquisition Co., LLC, CSB Acquisition Co., LLC, CLTD Acquisition Co., LLC, Smallponds, LLC, Deals.com, LLC, RNOT, LLC and WSM CV, LLC, dated July 1, 2013.	S-1/A	333-189397	10.5.1	July 18, 2013

10.6.1	Lease Agreement by and between the Registrant and NOP 301 Congress LP, dated May 24, 2011.	DRS	377-00145	10.6.1	April 5, 2013

10.6.2	Amendment No. 1 to Lease Agreement by and between the Registrant and NOP 301 Congress LP, dated November 14, 2011.	DRS	377-00145	10.6.2	April 5, 2013

10.6.3	Amendment No. 2 to Lease Agreement by and between the Registrant and NOP 301 Congress LP, dated November 9, 2012.	DRS	377-00145	10.6.3	April 5, 2013

10.6.4	Amendment No. 3 to Lease Agreement by and between the Registrant and NOP 301 Congress LP, dated January 21, 2013.	S-1/A	333-189397	10.6.4	July 16, 2013

10.7.1	Counterpart Lease Agreement by and among Northburgh House Limited, eConversions Limited and RetailMeNot UK Ltd., dated June 24, 2011.	DRS	377-00145	10.7.1	April 5, 2013

10.7.2	Termination of Lease Agreement by and among Northburgh House Limited, eConversions Limited and RetailMeNot UK Ltd., dated February 1, 2013, and effective as of August 10, 2013.	DRS	377-00145	10.7.2	April 5, 2013

10.8.1	Underlease, dated 1/10/07, amongst Billingford Investments Limited, Braiseworth Investments Limited and Carlton Communications Limited, dated January 10, 2007.	DRS	377-00145	10.8.1	April 5, 2013

10.8.2	Agreement for the Assignment of the Underlease, between Carlton Communications Limited and the Registrant, dated March 11, 2013.	DRS	377-00145	10.8.2	April 5, 2013

10.9.1	Lease Agreement by and between MIWIMMO, Société Civile Immobilière (a real estate company) and MIWIM, Société à Responsabilité Limitée (a limited liability company), dated September 23, 2009.	DRS	377-00145	10.9.1	April 5, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.9.2	Amendment to Lease by and between MIWIMMO, Société Civile Immobilière (a real estate company) and MIWIM, Société à Responsabilité Limitée (a limited liability company), dated December 31, 2010.	DRS	377-00145	10.9.2	April 5, 2013

10.10†	Employment Agreement between the Registrant and G. Cotter Cunningham, dated effective as of March 1, 2013.	DRS	377-00145	10.10	April 5, 2013

10.11†	Employment Agreement between the Registrant and Kelli A. Beougher, dated effective as of March 1, 2013.	DRS	377-00145	10.11	April 5, 2013

10.12†	Employment Agreement between the Registrant and Douglas C. Jeffries, dated effective as of March 1, 2013.	DRS	377-00145	10.12	April 5, 2013

10.13†	Employment Agreement between the Registrant and Paul M. Rogers, dated effective as of March 1, 2013.	DRS	377-00145	10.13	April 5, 2013

10.14†	Employment Agreement between the Registrant and Louis J. Agnese, III, dated effective as of March 1, 2013.	DRS	377-00145	10.14	April 5, 2013

10.14.1†	Amendment to Employment Agreement between the Registrant and Louis J. Agnese, III dated effective as of October 15, 2013.	S-1	333-192632	10.14.1	December 2, 2013

10.14.2	Second Amendment to Employment Agreement between the Registrant and Louis J. Agnese, III dated effective as of February 13, 2014.

10.15†	Employment Agreement between the Registrant and Jagjit S. Bath, dated effective as of March 1, 2013.	DRS	377-00145	10.15	April 5, 2013

10.16†	Employment Agreement between the Registrant and Jillian L. Balis, dated effective as of March 1, 2013.	DRS	377-00145	10.16	April 5, 2013

10.17	Commission Junction Publisher Service Agreement dated November 16, 2010, as assigned to RNOT, LLC pursuant to the Assignment and Assumption Amendment dated November 24, 2010.	DRS	377-00145	10.17	April 5, 2013

10.18	LinkShare Corporation Publisher Membership Agreement, as assigned to the Registrant and RNOT, LLC pursuant to the Consent to Assignment of Agreement dated November 24, 2010.	DRS	377-00145	10.18	April 5, 2013

10.19†	2013 Equity Incentive Plan.	S-1/A	333-189397	10.20	July 8, 2013

10.20†	2013 Employee Stock Purchase Plan.	S-1/A	333-189397	10.21	July 8, 2013

10.21†	Board Offer Letter between the Registrant and Brian H. Sharples, dated as of July 11, 2011.	DRS/A	377-00145	10.22	May 13, 2013

10.22†	Board Offer Letter between the Registrant and Greg J. Santora, dated as of April 24, 2013.	DRS/A	377-00145	10.23	May 13, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.23†	Employment Agreement between the Registrant and Steven T. Pho, dated effective as of March 1, 2013.	S-1	333-192632	10.24	December 2, 2013

10.23.1†	Amendment to Employment Agreement between the Registrant and Steven T. Pho, dated effective as of October 15, 2013.	S-1	333-192632	10.24.1	December 2, 2013

10.23.2	Second Amendment to Employment Agreement between Registrant and Steven T. Pho, dated effective as of February 13, 2014.

10.24†	Board Offer Letter between the Registrant and Gokul Rajaram, dated as of September 13, 2013.

10.25†	RetailMeNot, Inc. 2013 Bonus Plan (Director Level & Up).

14.1	Code of Business Conduct and Ethics.

21.1	List of Subsidiaries of the Registrant.	S-1/A	333-192632	21.1	December 9, 2013

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 75 to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*	XBRL(Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.
†	Management contract, compensatory plan or arrangement.