Form 10-Q
period 2014-03-31
RetailMeNot, Inc.
filed 2014-05-07
CIK 1475274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,718,432 shares of Series 1 Common Stock, $0.001 par value per share as of April 30, 2014.

RETAILMENOT, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

RETAILMENOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of March 31, 2014	As of December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$196,466	$165,881
Accounts receivable (net of allowance for doubtful accounts of $1,242 and $867 at March 31, 2014 and December 31, 2013, respectively)	43,417	59,286
Prepaid assets and other current assets, net	16,012	10,661

Total current assets	255,895	235,828
Property and equipment, net	11,956	10,317
Intangible assets, net	77,443	80,813
Goodwill	179,916	179,659
Other assets, net	6,330	5,465

Total assets	$531,540	$512,082

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,214	$6,217
Accrued compensation and benefits	5,491	9,875
Accrued expenses and other current liabilities	6,717	5,586
Income taxes payable	4,504	4,835
Current maturities of long term debt	15,058	15,063

Total current liabilities	35,984	41,576
Deferred tax liability—noncurrent	5,729	8,796
Long term debt	24,500	26,250
Other noncurrent liabilities	6,031	4,151

Total liabilities	72,244	80,773

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Series 1 common stock: $0.001 par value, 150,000,000 shares authorized; 53,632,842 and 46,569,376 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	54	47
Series 2 common stock: $0.001 par value, 6,107,494 shares authorized; zero and 6,107,494 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	—	6
Additional paid-in capital	488,892	467,461
Accumulated other comprehensive benefit	2,018	1,538
Accumulated deficit	(31,668)	(37,743)

Total stockholders’ equity	459,296	431,309

Total liabilities and stockholders’ equity	$531,540	$512,082

See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net revenues	$61,270	$40,561
Costs and expenses:
Cost of net revenues	4,430	2,588
Product development	10,706	5,950
Sales and marketing	21,172	11,190
General and administrative	9,347	5,366
Amortization of purchased intangible assets	3,443	2,830
Other operating expenses	1,348	430

Total costs and expenses	50,446	28,354

Income from operations	10,824	12,207
Other income (expense):
Interest expense, net	(531)	(649)
Other income (expense), net	28	(64)

Income before income taxes	10,321	11,494
Provision for income taxes	(4,246)	(4,519)

Net income	$6,075	$6,975

Preferred stock dividends on participating preferred stock	—	(6,054)

Total undistributed earnings	6,075	921
Undistributed earnings allocated to participating preferred stock	—	(901)

Net income attributable to common stockholders	$6,075	$20

Net income per share attributable to common stockholders:
Basic and diluted	$0.11	$0.02

Weighted average number of common shares used in computing net income per share:
Basic	53,149	1,000

Diluted	55,562	2,965

See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$6,075	$6,975
Other comprehensive income, net of tax:
Foreign currency translation adjustments	480	(3,217)

Comprehensive income	$6,555	$3,758

See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$6,075	$6,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,204	3,263
Stock-based compensation expense	5,014	2,140
Deferred income tax (benefit) expense	(4)	223
Excess income tax benefit from stock-based compensation	(8,314)	—
Non-cash interest expense	97	122
Amortization of deferred compensation	1,347	430
Other non-cash expense and fair value change in liabilities, net	55	36
Provision for doubtful accounts receivable	375	112
Changes in operating assets and liabilities:
Accounts receivable, net	15,567	7,735
Prepaid expenses and other current assets, net	(987)	(907)
Accounts payable	(1,977)	(1,812)
Accrued expenses and other current liabilities	(3,975)	1,462
Other noncurrent assets and liabilities	830	181

Net cash provided by operating activities	18,307	19,960

Cash flows from investing activities:
Payments for acquisition of businesses, net of acquired cash	—	(1,931)
Purchase of property and equipment	(2,393)	(645)

Net cash used in investing activities	(2,393)	(2,576)

Cash flows from financing activities:
Payments on notes payable	(1,750)	(2,225)
Proceeds from exercise of options and warrants to purchase common stock	8,139	289
Excess income tax benefit from stock-based compensation	8,314	—
Payments of offering costs for follow-on offering	(64)	—
Payments for repurchase of common stock	(6)	—
Payments of principal on capital lease arrangements	(3)	—

Net cash provided by (used in) financing activities	14,630	(1,936)

Effect of foreign currency exchange rate on cash	41	(253)

Change in cash and cash equivalents	30,585	15,195
Cash and cash equivalents, beginning of period	165,881	97,142

Cash and cash equivalents, end of period	$196,466	$112,337

Supplemental disclosure of cash flow information
Interest payments	$407	$441
Income tax payments	$4,906	$1,344
Supplemental disclosure of non-cash investing activities
Issuance of notes payable in connection with acquisition	$—	$1,150

See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Description of Business

We operate the world’s largest marketplace for digital offers, including the largest digital offer marketplace in the U.S., RetailMeNot.com, and in the U.K., VoucherCodes.co.uk, and the largest portfolio of digital offer websites in France, Bons-de-Reduction.com, Poulpeo.com and Ma-Reduc.com, connecting consumers with leading retailers and brands. Our websites, mobile applications, email newsletters and alerts and social media presence enable consumers to search for, discover and redeem relevant digital offers from retailers and brands. Our marketplace features digital offers across multiple product categories, including clothing; electronics; health and beauty; home and office; travel, food and entertainment; personal and business services; and shoes. We believe our investments in digital offer content quality, product innovation and direct retailer relationships allow us to offer a compelling experience to consumers looking to save money, whether online or in-store.

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

In our opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2013, which are included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other period.

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

Business Segment

We have one operating and reporting segment consisting of various products and services that are all related to our marketplace for digital offers. Our chief operating decision maker is our Chief Executive Officer. Our Chief Executive Officer allocates resources and assesses performance of the business and other activities at a single reporting segment level.

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

Property and Equipment, Net

Property and equipment, net includes assets such as furniture and fixtures, leasehold improvements, computer hardware, and office and telephone equipment. We record property and equipment at cost less accumulated depreciation and amortization. Ordinary maintenance and repairs are charged to expense, while expenditures that extend the physical or economic life of the assets are capitalized. Property and equipment are depreciated over their estimated economic lives, which range from three to five years, using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the lease term. We perform reviews for the impairment of property and equipment when management believes events or circumstances indicate the carrying amount of an asset may not be recoverable.

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

We evaluate the recoverability of goodwill using what is referred to as the “Step 0” analysis, which involves evaluating qualitative factors, including macroeconomic conditions, industry and market considerations, cost factors, and overall financial performance related to our goodwill. If our “Step 0” analysis indicates that it is more likely than not that the fair value of our sole reporting unit is less than carrying amount, we perform a two-step impairment process tested at our sole reporting segment level. In the first step, the fair value for our reporting unit is compared to our book value including goodwill. If the fair value is less than the book value, a second step is performed that compares the implied fair value of goodwill to the book value of the goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the sole reporting segment and the net fair value of the identifiable assets and liabilities excluding goodwill. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment charge in the consolidated statements of operations. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of our reporting unit is less than its carrying amount, then the quantitative impairment tests are unnecessary. We perform our annual evaluation of goodwill for impairment on October 1.

Identifiable intangible assets consist of acquired customer intangible assets, marketing-related intangible assets, contract-based intangible assets, and technology-based intangible assets. Intangible assets with definite lives are amortized over their estimated useful lives on a straight-line or accelerated basis. See Note 3, “Goodwill and Other Intangible Assets”. The method of amortization applied represents our best estimate of the distribution of the economic value of the identifiable intangible assets. The factors we consider in determining the useful lives of identifiable intangible assets included the extent to which expected future cash flows would be affected by our intent and ability to retain use of these assets, including the period of time that would capture 90% or more of the assets value on a perpetuity basis.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the fee to the paid retailer is fixed or determinable and collectability of the resulting receivable is reasonably assured. For commission revenues, which represent the significant majority of our net revenues, revenue recognition generally occurs when a consumer, having visited one of our websites and clicked on a digital offer for a paid retailer, defined as a retailer with which we have a contract, makes a purchase with such paid retailer, and completion of the order is reported to us by such paid retailer, either directly or through a performance marketing network. The reporting by the paid retailer includes the amount of commissions the paid retailer has calculated as owing to us. Certain paid retailers do not provide reporting until a commission payment is made. In those cases, which have historically not been significant, we record commission revenues on a cash basis. We estimate and record a reserve, based upon actual, historical return rates as reported to us by the paid retailers, to provide for end-user cancelations or product returns, which may not be reported by the paid retailer or performance marketing network until a subsequent date. As such, we report commission revenues net of the estimated returns reserve. Net revenues are reported net of sales taxes, where applicable.

Our arrangements with paid retailers are both direct and through performance marketing networks, which act as intermediaries between the paid retailers and us. No paid retailer individually accounted for more than 10% of net revenues or accounts receivable as of and for the three months ended March 31, 2014 and 2013.

Cost of Net Revenues

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

The Company may be subject to income tax audits by the respective tax authorities in any or all of the jurisdictions in which the Company operates, including the United States, the United Kingdom, France, Germany, and the Netherlands. Significant judgment is required in determining uncertain tax positions. We utilize a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of an audit or the refinement of an estimate. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We include interest and penalties related to uncertain tax positions in the provision for income taxes on our consolidated statements of operations.

Foreign Currency

Our operations outside of the U.S. generally use the local currency as their functional currency. Assets and liabilities for these operations are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average exchange rates for the period. Foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss). Gains and losses from foreign currency denominated transactions, which were not significant during the three months ended March 31, 2014 and 2013, are recorded in other income (expense), net in our consolidated statements of operations.

3. Goodwill and Other Intangible Assets

Changes in our goodwill balance for the year ended December 31, 2013 and the three months ended March 31, 2014 are summarized in the table below (in thousands):

Balance at December 31, 2012	$152,755
Acquired in business combinations	24,923
Foreign currency translation adjustment	1,981

Balance at December 31, 2013	179,659
Acquired in business combinations	—
Foreign currency translation adjustment	257

Balance at March 31, 2014	$179,916

Intangible assets consisted of the following as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	Weighted- Average	Estimated	March 31, 2014
	Amortization Period (Months)	Useful Life (Months)	Gross	Accumulated Amortization	Net
Customer relationships	180	180	$16,284	$(3,646)	$12,638
Marketing-related	165	48-180	75,237	(18,619)	56,618
Contract-based	58	12-60	19,881	(12,582)	7,299
Technology-based	12	12	7,969	(7,081)	888

Total intangible assets			$119,371	$(41,928)	$77,443

	Weighted- Average	Estimated	December 31, 2013
	Amortization Period (Months)	Useful Life (Months)	Gross	Accumulated Amortization	Net
Customer relationships	180	180	$16,244	$(3,368)	$12,876
Marketing-related	165	48-180	75,182	(17,035)	58,147
Contract-based	58	12-60	19,875	(11,528)	8,347
Technology-based	12	12	7,937	(6,494)	1,443

Total intangible assets			$119,238	$(38,425)	$80,813

4. Commitments and Contingencies

Operating Leases

We lease office space, including our corporate headquarters in Austin, Texas, under non-cancelable operating leases. Rent expense under these operating leases was $1.1 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising in the ordinary course of business. Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on our consolidated financial position, results of operations or cash flows.

5. Stockholders’ Equity and Stock-Based Compensation

Common Stock

All share and per share information for all periods presented has been adjusted to reflect the effect of a four-for-one reverse stock split in June 2013. Our certificate of incorporation authorizes shares of stock as follows: 150,000,000 shares of Series 1 common stock, 6,107,494 shares of Series 2 common stock and 10,000,000 shares of preferred stock. The common and preferred stock have a par value of $0.001 per share. As of March 31, 2014 and December 31, 2013, 53,632,842 and 46,569,376 shares of Series 1 common stock were outstanding, respectively. As of March 31, 2014 and December 31, 2013, zero and 6,107,494 shares of Series 2 common stock were outstanding, respectively.

In March 2014, the holders of all 6,107,494 shares of Series 2 common stock outstanding converted such shares into 6,107,494 fully paid and nonassessable shares of Series 1 common stock, at the option of the holders. Following such conversion, no shares of Series 2 common stock remained outstanding.

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

Stock-Based Compensation

In July 2013, our Board of Directors and stockholders approved our 2013 Equity Incentive Plan (the “2013 Plan”) and our 2013 Employee Stock Purchase Plan (the “2013 Purchase Plan”). When the 2013 Plan took effect, all shares available for grant under our 2007 Stock Plan, as amended (the “2007 Plan”), were transferred into the share pool of the 2013 Plan. Subsequent to our initial public offering, we have not granted, and will not grant in the future, any additional awards under the 2007 Plan. However, the 2007 Plan will continue to govern the terms and conditions of all outstanding equity awards granted under the 2007 Plan.

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

Stock-based compensation expense for all employee share-based payment awards is based upon the grant date fair value. We recognize compensation costs, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for differences in actual forfeitures from our previous estimates. We recorded stock-based compensation expense of $5.0 million and $2.1 million for the three months ended March 31, 2014 and 2013, respectively. We include stock-based compensation expense in cost and expenses consistent with the classification of respective employees’ cash compensation in our consolidated statements of operations. Individuals exercised 955,717 and 75,310 stock options during the three months ended March 31, 2014 and 2013, respectively.

The fair value of common stock options granted during the three months ended March 31, 2014 and 2013 was estimated on the grant date using the Black-Scholes-Merton option-pricing model. The weighted-average assumptions for stock options granted are outlined in the following table:

	Three Months Ended March 31,
	2014	2013
Expected volatility	56.8%	61.5%
Expected term (in years)	6.0	6.0
Risk-free rate of return	1.9%	1.1%
Expected dividend yield	—	—

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

6. Earnings Per Share

Basic and diluted net income per common share is presented in conformity with the two-class method required for participating securities. Prior to our initial public offering in July 2013, holders of Series B-1, Series B-2, Series B-3, Series BB-3, Series B-4 and Series B-5 preferred stock were each entitled to receive cumulative dividends, payable prior and in preference to any dividends on any shares of our common stock. In the event a dividend was paid on common stock, the holders of preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). Accordingly, all of our outstanding series of preferred stock were considered to be participating securities. The holders of our preferred stock did not have a contractual obligation to share in our losses; therefore, no amount of total undistributed loss is allocated to preferred stock.

The rights of the holders of Series 1 and Series 2 common stock are identical, except with respect to voting. Each share of Series 1 and Series 2 common stock is entitled to one vote per share; however holders of Series 2 common stock are not entitled to vote in connection with the election of the members of our Board of Directors. Shares of Series 2 common stock may be converted into shares of Series 1 common stock at any time at the option of the stockholder. As of March 31, 2014, no shares of Series 2 common stock were outstanding.

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

The following table sets forth the computation of basic and diluted loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Net income	$6,075	$6,975
Preferred stock dividends on participating preferred stock	—	(6,054)

Total undistributed earnings	6,075	921
Undistributed earnings allocated to participating preferred stock	—	(901)

Net income attributable to common stockholders	$6,075	$20

Net income per share attributable to common stockholders:
Basic and diluted	$0.11	$0.02

Weighted average number of common shares used in computing net income per share:
Basic	53,149	1,000

Diluted	55,562	2,965

The following common equivalent shares were excluded from the diluted net loss per share calculation, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock options	1,085	—
Restricted stock units	291	—
Employee Stock Purchase Plan shares	2	—

Total	1,378	—

7. Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market deposit account	$873	$—	$—	$873

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market deposit account	$872	$—	$—	$872
Liabilities:
Interest rate swap agreement	$—	$12	$—	$12

Money market deposit accounts are reported on our consolidated balance sheets as cash and cash equivalents, and interest rate swap agreements are reported on our consolidated balance sheets as accrued expenses and other current liabilities. Fair value of our interest rate swap derivative has been determined using the present value of expected cash flows based on market observable interest rate yield curves commensurate with the term of the instrument. Our other financial instruments consist primarily of accounts receivable, accounts payable, accrued liabilities and notes payable. The carrying value of these assets and liabilities approximate their respective fair values as of March 31, 2014 and December 31, 2013 due to the short-term maturities, or in the case of our long-term notes payable, based on the variable interest rate feature. As of March 31, 2014 and December 31, 2013, no significant fair value adjustments were required for nonfinancial assets and liabilities.

8. Income Taxes

For the three months ended March 31, 2014, we recorded income tax expense of $4.2 million, resulting in an effective tax rate of 41.1%. For the three months ended March 31, 2013, we recorded income tax expense of $4.5 million, resulting in an effective tax rate of 39.3%. As of March 31, 2014, our effective tax rate estimate for the year ended December 31, 2014 differed from the statutory rate primarily due to tax charges associated with the implementation of our global corporate restructuring plan in the first fiscal quarter of 2014, non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which are partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options. As of March 31, 2013, our effective tax rate estimate for the year ended December 31, 2013 differed from the statutory rate primarily due to non-deductible stock based compensation expense and state taxes, which were partially offset by the effect of different statutory tax rates in foreign jurisdictions.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent reports on Form 8-K, which discuss our business in greater detail.

Overview

We operate the world’s largest marketplace for digital offers, connecting consumers with leading retailers and brands. In the year ended December 31, 2013, our marketplace featured digital offers from over 70,000 retailers and brands, and according to our internal data compiled using Google Analytics, we had more than 550 million total visits to our desktop and mobile websites. As of December 31, 2013, we had contracts with more than 10,000 retailers. We own and operate the largest digital offer marketplaces in the U.S. (RetailMeNot.com) and the U.K. (VoucherCodes.co.uk) and the largest portfolio of digital offer websites in France (Bons-de-Reduction.com, Poulpeo.com and Ma-Reduc.com).

We derive substantially all of our net revenues from retailers or brands that pay us directly or through third-party performance marketing networks. A retailer is a merchant that sells goods or services directly to consumers. A paid retailer is a retailer or brand with which we have a contract pursuant to which it has agreed to pay us a commission for sales attributable to us using affiliate tracking links to digital offers made available in our marketplace. These contracts specify the default commission rate that a paid retailer agrees to pay us; however, we generally attempt to negotiate increases in these rates with most of our top paid retailers. In 2013, we had contracts with more than 10,000 individual paid retailers. In some instances, the paid retailer itself provides affiliate tracking links for attribution of sales using digital offers made available in our marketplace and pays us directly. However, in most cases, paid retailers contract with performance marketing networks to provide affiliate tracking links for attribution of sales using digital offers made available in our marketplace. These paid retailers then pay the commissions we earn to the performance marketing network, which in turn pays those commissions to us. In general, our contracts with performance marketing networks govern our use of affiliate tracking links made available to us by the performance marketing network and the remittance of any commissions payable to us from paid retailers utilizing the performance marketing network. The performance marketing network with which a paid retailer contracts to provide affiliate tracking links provides us with the paid retailer’s contract terms, which must be accepted by us and the paid retailer, and which further govern our use of affiliate tracking links for such paid retailer and payment of commissions to us. Our contracts are generally short term, meaning that they can be cancelled by any of the contracting parties on 30 days’ notice or less.

In the three months ended March 31, 2014 and in fiscal 2013, 96.9% and 96.5% of our net revenues, respectively, were derived from commissions earned when consumers made purchases using digital offers featured on our websites and mobile applications, and 3.1% and 3.5% of our net revenues, respectively, were earned from advertising placements. We expect that substantially all of our net revenues in the future will continue to be derived from commissions. Commission rates are determined through negotiations with retailers based on a variety of factors, including the level of exposure to consumers in our marketplace, the quality and volume of sales realized from consumers using digital offers from our marketplace and the category of products purchased using digital offers. We sell our solutions to retailers through a direct sales force.

During the three months ended March 31, 2014, we generated net revenues of $61.3 million, representing a 51.1% increase from the $40.6 million in net revenues we generated during the three months ended March 31, 2013. Net income decreased from $7.0 million for the three months ended March 31, 2013 to $6.1 million for the three months ended March 31, 2014. Adjusted EBITDA increased from $18.2 million to $21.4 million over the comparable periods. See page 17 for further discussion of adjusted EBITDA, our use of this measure, the limitations of this measure as an analytical tool, and the reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP financial measure.

From the three months ended March 31, 2013 to the three months ended March 31, 2014, organic net revenues grew from $40.6 million to $59.5 million. This growth in organic net revenues of $18.9 million represented 91.3% of our consolidated net revenues growth. Organic net revenues for a specified period are equal to net revenues for such period less net revenues generated during such period by businesses not owned in the comparable prior year period. We have increased commission revenues as a result of increased visits and improved monetization driven by investments in product development and sales and marketing initiatives.

We believe that featuring desirable digital offers is necessary to attract visitors to our marketplace, which includes our websites, mobile applications and email and social media distribution channels. In addition to increasing the number of visitors to our marketplace, we are focused on increasing the rate and frequency at which these visitors make purchases from retailers whose digital offers are featured in our marketplace. To meet these challenges, we are focused on a combination of marketing strategies, including pay-per-click advertising, search engine optimization and branding campaigns, with a goal of driving visits to our marketplace as well as increasing the exposure of the digital offer category. We are also investing in product enhancements to make it easier for consumers visiting our marketplace to search and find the right digital offers. We believe these enhancements will increase consumers’ interactions with our retailers, which will in turn increase the value we are able to provide to our paid retailers.

We intend to achieve future success by continuing to focus on recruiting, training and retaining talented employees, increasing our branding efforts and strengthening our relationships with retailers. We also plan to improve the consistency and reliability of our marketplace by investing in the development and implementation of certain universal software platforms to support all of our websites. We believe this investment will allow us to more easily and rapidly integrate the systems of any additional digital offering businesses which we may acquire and should result in increased operational efficiency. We believe that these significant investments in our team, branding, relationships and technology will enable our expansion into new markets and improve the quality and consistency of our marketplace.

Key Financial and Operating Metrics

We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments, and assess the longer-term performance of our business. The key financial and operating metrics we use are as follows (in thousands, except revenues per visit):

	Three Months Ended March 31,
	2014	2013
Financial Metrics
Net revenues	$61,270	$40,561
Adjusted EBITDA	21,390	18,234
Operating Metrics
Visits	155,209	122,908
Net revenues per visit	$0.39	$0.33

Financial Metrics

Net Revenues. Substantially all of our net revenues consist of commissions we receive from paid retailers, either directly or through performance marketing networks. In general, we earn a commission from a paid retailer when a consumer clicks on a digital offer for that paid retailer on one of our websites or mobile applications and then makes a purchase from that paid retailer. In some instances, we earn commissions from a paid retailer when a consumer presents a digital offer to the retailer and the digital offer is scanned or a unique digital offer code is entered by the retailer at the point of sale. We also earn advertising revenues from advertising placements on our websites and mobile applications. We believe net revenues are an important indicator for our business because they are a reflection of the value we offer to consumers and retailers through our websites and mobile applications.

Adjusted EBITDA. We define this metric as net income plus depreciation, amortization of intangible assets, stock-based compensation expense, third party acquisition-related costs, other non-cash operating expenses (including compensation arrangements entered into in connection with acquisitions), net interest expense, other non-operating income and expenses and income taxes net of any foreign exchange income or expenses. We believe that the use of adjusted EBITDA is helpful in evaluating our operating performance because it excludes certain non-cash expenses, including depreciation, amortization of intangible assets and stock-based compensation expense. See Discussion Regarding Adjusted EBITDA and Reconciliation to GAAP Net Income on page 17 for additional discussion of adjusted EBITDA.

Operating Metrics

Visits. We define a visit as a group of interactions that take place on one of our websites from computers, smartphones, tablets or other mobile devices within a given time frame as measured by Google Analytics, a product that provides digital marketing intelligence. A single visit can contain multiple page views, events, social interactions, custom variables, and e-commerce transactions. A single visitor can open multiple visits. Visits can occur on the same day, or over several days, weeks, or months. As soon as one visit ends, there is then an opportunity to start a new visit. A visit ends either through the passage of time or a campaign change, with a campaign generally meaning arrival via search engine, referring site, or campaign-tagged information. A visit ends through passage of time either after thirty minutes of inactivity or at midnight Pacific Time. A visit ends through a campaign change if a visitor arrives via one campaign or source, leaves the site, and then returns via another campaign or source. Currently, visits do not include interactions through our mobile applications.

We view visits to our websites as a key indicator of our brand awareness among consumers and whether we are providing consumers with useful products and features, thereby increasing their usage of our marketplace. We believe that a higher level of usage may contribute to an increase in our net revenues and exclusive digital offers as retailers will have exposure to a larger potential customer base.

Net Revenues Per Visit. Net revenues per visit is defined as net revenues for the period divided by visits for the period.

Discussion Regarding Adjusted EBITDA and Reconciliation to GAAP Net Income

The following table presents a reconciliation of adjusted EBITDA to net income for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Reconciliation of Adjusted EBITDA:
Net income	$6,075	$6,975
Depreciation and amortization expense	4,204	3,263
Stock-based compensation expense	5,014	2,140
Third party acquisition-related costs	—	194
Other operating expenses	1,348	430
Interest expense, net	531	649
Other (income) expense, net	(28)	64
Provision for income taxes	4,246	4,519

Adjusted EBITDA	$21,390	$18,234

The following tables present depreciation expense and stock-based compensation expense as included in the various lines of our consolidated statements of operations (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Depreciation Expense:
Cost of net revenues	$121	$61
Product development	291	182
Sales and marketing	230	121
General and administrative	119	68

Total depreciation expense	$761	$432

	Three Months Ended March 31,
	2014	2013
Stock-Based Compensation Expense:
Cost of net revenues	$341	$158
Product development	1,324	540
Sales and marketing	1,238	492
General and administrative	2,111	950

Total stock-based compensation expense	$5,014	$2,140

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

Key Components of Our Results of Operations

Net Revenues

Substantially all of our net revenues consist of commissions we receive from paid retailers, either directly or through performance marketing networks. In general, we earn commissions from a paid retailer when a consumer makes a purchase from that paid retailer after clicking on a digital offer for that paid retailer on one of our websites, mobile websites or mobile applications. In some instances, we earn commissions from a paid retailer when a consumer presents a digital offer to the retailer in-store and the digital offer is scanned or a unique digital offer code is entered by the retailer at the point of sale. We provide performance marketing solutions under contracts with retailers, which generally provide for commission payments to be facilitated by performance marketing networks. Commission rates are typically negotiated with individual retailers with which we have contracts. Our commission rates vary based on both the retailer as well as the product category. We recognize commission revenues when we receive confirmation that a consumer has completed a purchase transaction with a paid retailer, as reported to us through a performance marketing network, or in some cases, by the retailer directly. When a digital offer applies only to specific items, the discount to the consumer will be applied only to those specific items, but our commission is generally based on the aggregate purchase price of all items purchased at that time by the consumer. We also earn advertising revenues from advertising placements on our websites and mobile applications, which historically have not been significant. We expect that substantially all of our net revenues in the future will continue to be derived from commissions. Commission revenues are reported net of a reserve for estimated returns. We estimate returns based on our actual historical returns experience; these returns have not been significant.

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

Cost of Net Revenues

Our cost of net revenues consists of direct and indirect costs incurred to generate net revenues. These costs consist primarily of personnel costs of our merchandising, site operations and website technical support employees; fees paid to third-party contractors engaged in the operation and maintenance of our websites; depreciation; and website hosting and Internet service costs. We expect our cost of net revenues to increase in both absolute dollars and as a percentage of net revenues in 2014 as we continue to build our infrastructure of employees and tools to support a larger business across multiple markets and endeavor to improve offer quality and increase the number and amount of consumer purchases resulting from visits to our websites and from use of our mobile applications.

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

Sales and Marketing

Our sales and marketing expense consists primarily of personnel costs of our sales, partner management, marketing, SEO and business analytics employees, as well as online and other advertising expenditures, branding programs and other marketing expenses. Our advertising, branding programs and other marketing costs include paid search advertising fees, online display advertising, including on social networking sites, television advertising, creative development fees, public relations, email campaigns, trade show costs, sweepstakes and promotions and other general marketing costs. We intend to increase our sales and marketing efforts in 2014 relative to 2013 to support our products, increase consumer traffic to our websites, encourage downloads of our mobile applications and increase overall awareness of our brand. Therefore, we expect our sales and marketing expenses to increase in absolute dollars and as a percent of net revenues in 2014.

General and Administrative

Our general and administrative expense consists primarily of the personnel costs of our general corporate functions, including executive, finance, accounting, legal and human resources. Other costs included in general and administrative include professional fees for legal, audit and other consulting services, travel and entertainment, charitable contributions and other general corporate overhead expenses. We expect to continue to incur incremental costs associated with operating as a public company for a full year, including increases in our finance, accounting and legal personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation, costs associated with compliance with the Sarbanes-Oxley Act and other requirements. As a result, we expect our general and administrative expenses to increase in absolute dollars but decline as a percentage of net revenues in 2014.

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

Other Operating Expenses

Other operating expenses primarily consist of amortization expense related to deferred compensation agreements with the selling stockholders of YSL Ventures, Inc. and Bons-de-Reduction.com and Poulpeo.com. In 2013, we acquired YSL Ventures, Inc. and entered into $6.2 million in deferred compensation agreements with the selling stockholders of the business. The deferred compensation is due and payable contingent upon the continued employment of the selling stockholders and as a result we are amortizing the associated expense over the term of the compensation arrangement with the sellers. In 2012, we acquired Bons-de-Reduction.com and Poulpeo.com and issued $3.5 million in seller notes to the selling stockholders of the business. These seller notes are due and payable contingent upon the continued employment of the selling stockholders and as a result have been recorded as deferred compensation, which we are amortizing over the term of the compensation arrangement with the sellers. We expect other operating expenses to increase in absolute dollars and as a percentage of net revenues in 2014 as a result of the recognition of a full year of amortization expense related to our deferred compensation agreement with the selling stockholders of YSL Ventures, Inc.

Other Income (Expense)

Amounts included in other income (expense) include interest income earned on our available cash and cash equivalents, interest expense incurred in connection with our senior debt and seller notes and the amortization of deferred financing costs. We also include in other income (expense), net foreign currency exchange gains and losses. Changes in these amounts will depend to some extent upon the level of our future borrowing activity.

Income Tax Expense

Our effective tax rate for the three months ended March 31, 2014 and 2013, was 41.1% and 39.3%, respectively. Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions, state taxes and non-deductible expenses, such as acquisition costs and stock-based compensation, and changes in our reserves for uncertain tax positions. Our mix of foreign versus U.S. income, our ability to generate tax credits and our incurrence of any non-deductible expenses will likely cause our effective tax rate to fluctuate in the future. Our effective tax rate is also affected by discrete items that may occur in any given period, but are not consistent from period to period.

During the first quarter of 2014, we implemented a global corporate restructuring plan involving our non-US entities to streamline our non-US operations. The impact of this restructuring results in volatility in our provision for income taxes and our effective tax rate.

Results of Operations

The following table presents our historical operating results for the periods indicated. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Consolidated Statements of Operations Data:
Net revenues	$61,270	$40,561
Costs and expenses:
Cost of net revenues	4,430	2,588
Product development	10,706	5,950
Sales and marketing	21,172	11,190
General and administrative	9,347	5,366
Amortization of purchased intangible assets	3,443	2,830
Other operating expenses	1,348	430

Total costs and expenses	50,466	28,354

Income from operations	10,824	12,207
Other income (expense):
Interest expense, net	(531)	(649)
Other income (expense), net	28	(64)

Income before income taxes	10,321	11,494
Provision for income taxes	(4,246)	(4,519)

Net income	$6,075	$6,975

	Three Months Ended March 31,
	2014	2013
Consolidated Statements of Operations Data as Percentage of Net Revenues:
Net revenues	100.0%	100.0%
Costs and expenses:
Cost of net revenues	7.2	6.4
Product development	17.5	14.7
Sales and marketing	34.6	27.6
General and administrative	15.3	13.2
Amortization of purchased intangible assets	5.6	7.0
Other operating expenses	2.1	1.0

Total costs and expenses	82.3	69.9

Income from operations	17.7	30.1
Other income (expense):
Interest expense, net	(0.9)	(1.6)
Other income (expense), net	0.0	(0.2)

Income before income taxes	16.8	28.3
Provision for income taxes	(6.9)	(11.1)

Net income	9.9%	17.2%

Net Revenues

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Net Revenues by Geography:
U.S.	$47,565	$31,741
International	13,705	8,820

Total net revenues	$61,270	$40,561

Percentage of Net Revenues by Geography:
U.S.	77.6%	78.3%
International	22.4%	21.7%

Total percentage	100.0%	100.0%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013. Net revenues increased by $20.7 million, or 51.1%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. In total, commissions paid to us as a result of consumer purchases made using RetailMeNot.com, VoucherCodes.co.uk, Web.Bons-de-Reduction.com and Poulpeo.com accounted for approximately 91.9% of the increase for the period. Net revenues from the websites Actiepagina.nl, which we acquired in March 2013, and Ma-Reduc.com, which we acquired in July 2013, accounted for 8.0% of the increase for the period. Approximately 51.8% of the organic growth in net revenues was due to an incremental increase in the total volume of visits to our websites compared to the first fiscal quarter of 2013. The remainder of the organic growth was due to improved monetization, driven by an increase in the percentage of visits, including the incremental visits in the period, that resulted in a paid transaction. Net revenues were positively affected by continued expansion of our online and offline marketing efforts, including increased investment in both paid and organic search and email subscriptions.

Cost of Net Revenues

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Cost of net revenues	$4,430	$2,588
Percentage of net revenues	7.2%	6.4%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013. For the three months ended March 31, 2014, cost of net revenues increased by $1.8 million, or 71.2%, compared to the three months ended March 31, 2013. This increase was largely attributable to a $1.1 million increase in personnel costs. The increase in personnel costs led to an increase in allocated facility and information technology costs of $0.3 million. We increased operating costs by $0.2 million to support increased consumer traffic to our websites as well as to strengthen our technology infrastructure. We increased our investment in our information technology and website support infrastructure to expand capacity and to improve the performance and scalability of our websites.

Product Development

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Product development	$10,706	$5,950
Percentage of net revenues	17.5%	14.7%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013. For the three months ended March 31, 2014, product development expense increased by $4.8 million, or 79.9%, compared to the three months ended March 31, 2013. This increase was primarily attributable to a $3.5 million increase in personnel costs. The increase in personnel also led to an increase in allocated facilities and IT support costs of $0.5 million. We increased personnel in order to enhance the functionality of our websites, to develop new products and mobile applications, and to strengthen our reporting and analytics capabilities. Additionally, fees for usability studies and technology licenses used in the design and development of our websites increased by $0.8 million.

Sales and Marketing

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Sales and marketing	$21,172	$11,190
Percentage of net revenues	34.6%	27.6%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013. For the three months ended March 31, 2014, sales and marketing expense increased by $10.0 million, or 89.2%, compared to the three months ended March 31, 2013. This increase was primarily attributable to an increase in advertising and personnel costs as we continue to build our brand, acquire new customers and increase consumer traffic to our websites in order to grow our business. Online, brand and other marketing expenses increased by $5.0 million. This increase was primarily attributable to public relations and offline and online advertising for brand building, contextual advertising placements and user acquisition efforts. We also incurred an increase of $1.4 million in paid search expenses. Personnel costs increased by $3.0 million, which led to a related increase in allocated facilities and IT support costs of $0.5 million. We increased personnel in order to continue the expansion of our partner management teams to support our growing portfolio of websites and to further strengthen relationships with leading retailers. We also added personnel to support the marketing initiatives described above and to expand our email marketing, social media and other consumer acquisition initiatives.

General and Administrative

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
General and administrative	$9,347	$5,366
Percentage of net revenues	15.3%	13.2%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013. For the three months ended March 31, 2014, general and administrative expense increased by $4.0 million, or 74.2%, compared to the three months ended March 31, 2013. This increase was primarily attributable to a $3.2 million increase in personnel costs. We added personnel to further the build-out of our human resources and legal functions, to increase our business development efforts and to add resources in the finance function to operate as a public company. Professional fees increased $0.2 million, due to increased legal, accounting and consulting costs associated with the growth of our existing business and operation as a public company.

Amortization of Purchased Intangible Assets

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Amortization of purchased intangible assets	$3,443	$2,830
Percentage of net revenues	5.6%	7.0%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013. For the three months ended March 31, 2014, amortization of purchased intangible assets increased by $0.6 million, or 21.7%, compared to the three months ended March 31, 2013. The increase in amortization expense for the three months ended March 31, 2014 was primarily the result of the recognition of amortization expense associated with the addition of purchased intangible assets as part of our acquisitions of YSL Ventures, Inc. in October 2013 and the businesses of Ma-Reduc.com in July 2013 and Actiepagina.nl in March 2013. The increases were partially offset by the expiration of the useful life of certain of the purchased intangible assets as part of our acquisition of the businesses of Web.Bons-de-Reduction.com and Poulpeo.com in May 2012.

Other Operating Expenses

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Deferred compensation	$1,347	$430
Assets disposal loss	1	—

Total other operating expenses	$1,348	$430

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013. During the three months ended March 31, 2014 and 2013, we recognized $1.3 million and $0.4 million, respectively, in deferred compensation charges for our October 2013 acquisition of YSL Ventures, Inc. and our May 2012 acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com. Our obligations to pay the outstanding amounts under these deferred compensation arrangements are contingent upon the continued employment of the selling stockholders and, as a result, have been recorded as deferred compensation, which we amortize over the term of the compensation arrangements with the sellers.

Other Income (Expense)

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Interest expense, net	$(531)	$(649)
Other income (expense), net	28	(64)

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013. The decrease in interest expense, net for the three months ended March 31, 2014 is primarily the result of the repayment in August 2013 of seller notes we issued in connection with our acquisition of the business of VoucherCodes.co.uk in 2011 and the partial repayment in May 2013 of seller notes we issued in connection with our acquisition of the businesses of Web.Bons-de-Reduction.com and Poulpeo.com in May 2012.

Income Taxes

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Provision for income taxes	$(4,246)	$(4,519)
Percentage of net revenues	(6.9%)	(11.1%)

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013. Our income tax expense for the three months ended March 31, 2014 was $4.2 million, or a decrease of 6.0%, compared to income tax expense of $4.5 million for the three months ended March 31, 2013. Our effective tax rate was 41.1% and 39.3% during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, our effective tax rate estimate for the year ended December 31, 2014 differed from the statutory rate primarily due to tax charges associated with the implementation of our global corporate restructuring plan in the first fiscal quarter of 2014, non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which is partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options. As of March 31, 2013, our effective tax rate estimate for the year ended December 31, 2013 differed from the statutory rate primarily due to non-deductible stock based compensation expense and state taxes, which is partially offset by the effect of different statutory tax rates in foreign jurisdictions.

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

Our business is directly affected by the behavior of consumers. Economic conditions and competitive pressures can impact, both positively and negatively, the types of digital offers featured on our websites and the rates at which they are utilized by consumers. Consequently, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

Liquidity and Capital Resources

Since our inception, we have funded our operations and acquisitions primarily through private placements of our preferred stock, the issuance of equity securities through our initial public offering and follow-on public offering, bank borrowings and cash flows from operations. During 2013, we received approximately $49.1 million of net proceeds, after deducting underwriting discounts and commissions and offering expenses, from the sale of shares of our Series 1 common stock by us in our follow-on public offering and we received $85.4 million of net proceeds, after deducting underwriting discounts and commissions and offering expenses, from the sale of shares of our Series 1 common stock by us in our initial public offering. As of March 31, 2014, we had $196.5 million in cash and cash equivalents, compared to $165.9 million at December 31, 2013. At March 31, 2014, certain of our foreign subsidiaries held approximately $19.4 million of our cash and cash equivalents. If these assets were distributed to the U.S., we might be subject to additional U.S. taxes in certain circumstances (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We have not provided for these taxes because we consider these assets to be permanently reinvested in our foreign subsidiaries. We have no plans or intentions to repatriate cumulative earnings of our foreign subsidiaries through March 31, 2014.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Net cash provided by operating activities	$18,307	$19,960
Net cash used in investing activities	(2,393)	(2,576)
Net cash provided by (used in) financing activities	14,630	(1,936)
Effects of foreign currency exchange rate on cash	41	(253)

Net change in cash and cash equivalents	30,585	15,195
Cash and cash equivalents at beginning of the period	165,881	97,142

Cash and cash equivalents at end of the period	$196,466	$112,337

Net Cash Provided by Operating Activities

Cash provided by operating activities primarily consists of our net income adjusted for certain non-cash items and the effect of changes in operating assets and liabilities. Net cash provided by operating activities was $18.3 million and $20.0 million during the three months ended March 31, 2014 and 2013, respectively.

During the three months ended March 31, 2014, cash flows from operating activities were primarily generated through net income of $6.1 million, including the impact of depreciation and amortization expense of $4.2 million, stock-based compensation expense of $5.0 million, amortization of deferred compensation of $1.3 million, other non-cash charges of $0.5 million, net and $9.5 million from changes in cash flows associated with operating assets and liabilities, offset by excess income tax benefits from stock-based compensation of $8.3 million. The changes in cash flows associated with operating assets and liabilities were primarily driven by a decrease in accounts receivable of $15.6 million due to a seasonal decrease in net revenues following the fourth quarter, which was partially offset by other changes in operating assets and liabilities of $6.1 million.

During the three months ended March 31, 2013, cash flows from operating activities were primarily generated through net income of $7.0 million, including the impact of depreciation and amortization expense of $3.3 million, stock-based compensation expense of $2.1 million, amortization of deferred compensation of $0.4 million, a deferred income tax benefit of $0.2 million and changes in cash flows associated with operating assets and liabilities of $6.7 million. The changes in cash flows associated with operating assets and liabilities were primarily driven by a decrease in accounts receivable of $7.7 million due to a seasonal decrease in net revenues following the fourth quarter, which was partially offset by $1.1 million of other changes in cash flows associated with operating assets and liabilities.

Net Cash Used in Investing Activities

Our primary investing activities consist of business acquisitions and purchases of property and equipment. Net cash used in investing activities was $2.4 million and $2.6 million during the three months ended March 31, 2014 and 2013, respectively. We used $1.9 million to acquire the business of Actiepagina.nl in the three months ended March 31, 2013. The remainder of our investing activities during these periods were primarily comprised of purchases of computer equipment and software, office furniture and fixtures, leasehold improvements and domain names. As we expand our business and facilities, we intend to purchase additional technology resources and invest in our operating facilities. We may have acquisitions in the future that could have a material impact on our cash flows and operations.

Net Cash Used in Financing Activities

Our primary financing activities consisted of repayments of our senior debt and the exercise of stock options by employees. Net cash provided by financing activities was $14.6 million in the three months ended March 31, 2014. Net cash used in financing activities was $1.9 million in the three months ended March 31, 2013.

During the three months ended March 31, 2014, and 2013, we used $1.8 million and $2.2 million, respectively, to repay a portion of our senior debt. The remainder of our financing activities during these periods was primarily composed of proceeds from the exercise of stock options by employees of $8.1 million and $0.3 million during the three months ended March 31, 2014 and 2013, respectively, and the excess income tax benefit from stock-based compensation of $8.3 million during the three months ended March 31, 2014.

Capital Resources

We believe that our existing cash and cash equivalents and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. As of March 31, 2014, we had $39.6 million in long term debt outstanding, $15.1 million of which is classified as current maturities, and $101.4 million available for borrowing under the revolving credit facility.

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

Contractual Obligations

There were no material changes to our commitments under contractual obligations as from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

For the three months ended March 31, 2014, we did not, and we do not currently, have any off-balance sheet arrangements.

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

We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. See Note 2 “Summary of Significant Accounting Policies” to the condensed consolidated financial statements included in this Quarterly Report. Of those policies, we believe that the accounting policies enumerated above involve the greatest degree of complexity and exercise of judgment by our management. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2013 for a detailed description of our critical accounting policies that involve significant management judgment.

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

As an “emerging growth company” we have chosen to rely on such exemptions and are therefore not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act”, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

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

The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all of our currency exposures as of March 31, 2014, assuming instantaneous and parallel shifts in exchange rates. As of March 31, 2014, our working capital surplus (defined as current assets less current liabilities) subject to foreign currency translation risk was $20.3 million. The potential decrease in net current assets from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates would be $2.3 million.

Interest Rate Risk

As of March 31, 2014, we had total notes payable of $39.6 million, including $31.5 million of variable interest rate debt based on 3-month LIBOR. Our variable interest rate debt is subject to interest rate risk because our interest payments will fluctuate with movements in the underlying 3-month LIBOR rate. A 100 basis point change in LIBOR rates would result in an increase in our interest expense of $0.3 million for the next 12 months based on current outstanding borrowings.

Our exposure to market risk on our cash and cash equivalents for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in the three months ended March  31, 2014.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

We began our operations in September 2007 and did not enter the digital offer industry until late 2009. Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including challenges in accurate financial planning and forecasting. You should consider our business and prospects in light of the risks and difficulties we may encounter as an early-stage company.

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

Our ability to continue to grow our net revenues will depend in large part on expanding our business with existing retailers and attracting new retailers. The number of our current retailers may not expand materially beyond our existing base and may decline. Furthermore, even for our largest retailers, the amount they pay us is typically only a small fraction of their overall advertising budget. Retailers may view their spend with us as experimental and may either reduce or terminate their spend with us if they determine a superior alternative for generating sales. In addition, retailers may determine that distributing digital offers through our platform results in undesirably broad distribution of their digital offers or otherwise does not provide a compelling value proposition. Some retailers have demanded that we remove digital offers relating to their products or services from our websites, and we anticipate that some retailers will do so in the future. Retailers also may reduce the commission rates they pay to us for sales our websites facilitate. If we are unable to negotiate favorable terms with current or new retailers in the future, including the commission rates they pay us, our operating results will be adversely affected. Additionally, retailers may fail to pay the performance marketing networks the fees the retailers owe, which is a prerequisite to us receiving our commissions from the networks.

Retailers do not enter into long-term obligations with us requiring them to use our solutions and their contracts with us are cancelable upon short or no notice and without penalty. We cannot be sure that our retailers will continue to use our solutions or that we will be able to replace retailers that do not renew their campaigns with new ones generating comparable revenues.

If we are unable to attract new consumers and maintain or increase consumer traffic to our websites, new retailers may choose not to use, and existing retailers may not continue to use, our solutions for their promotional campaigns, and our volume of new digital offer inventory may suffer as the perceived usefulness of our marketplace declines. If our existing retailers do not continue to use our solutions for their promotional campaigns, or if we are unable to attract and expand the amount of business we do with new retailers, our sales will decrease and our operating results will be adversely affected.

We are highly dependent on performance marketing networks as intermediaries. Factors adversely affecting our relationships with performance marketing networks, or the termination of these networks, may adversely affect our ability to attract and retain business and our operating results.

Most of our net revenues come from commissions earned for promoting digital offers on behalf of retailers. Often, the commissions we earn are tracked and paid by performance marketing networks. For 2013, 96.1% of our net revenues came from retailers that pay us through performance marketing networks, primarily Commission Junction and LinkShare. Performance marketing networks provide retailers with affiliate tracking links for attributing revenues to publishers and the ability to distribute digital offer content to multiple publishers. We do not have exclusive relationships with performance marketing networks. They do not enter into long-term commitments to us allowing us to use their solutions, and their contracts with us are cancelable upon short or no notice and without penalty.

Our sales could be adversely impacted by industry changes relating to the use of performance marketing networks. For example, if retailers seek to bring the distribution of their digital offer content in-house rather than using a performance marketing network, we would need to develop relationships with more retailers directly, which we might not be able to do and which could increase our sales, marketing and product expenses. Additionally, we face challenges associated with consumers’ increasing use of mobile devices to complete their online purchases. For example, many retailers currently do not recognize affiliate tracking links on their mobile websites or applications, and tracking mechanisms on mobile websites or applications may not function to allow retailers to properly attribute sales to us. As a result, we may not receive commission revenues when a consumer makes a purchase from their mobile device on a retailer’s mobile website after clicking through a digital offer displayed on one of our websites or mobile applications if the retailer’s mobile monetization mechanisms are not enabled.

Moreover, as a result of dealing primarily with performance marketing networks, we have less of a direct relationship with retailers than would be the case if we dealt directly with retailers. The presence of performance marketing networks as intermediaries between us and retailers creates a challenge to building our own brand awareness and affinity with retailers. Additionally, in the event that our relationship with a performance marketing network were to terminate, our mechanism for receiving payments from the retailers we service through that network would terminate, which could materially and adversely impact our net revenues. Some performance marketing networks that we work with could be considered our competitors because they also offer some components of our solution, including publishing digital offers, on their own websites. If they further develop these capabilities, they may offer their own competitive solutions to retailers and, as a result, our ability to compete effectively could be significantly compromised and our business and operating results could be adversely affected.

If retailers alter the way they attribute credit to publishers in their performance marketing programs, our net revenues could decline and our operating results could be adversely affected.

Retailers often advertise and market digital offers through performance marketing programs, a type of performance-based marketing in which a retailer rewards one or more publishers for each visitor or customer generated by the publisher’s own marketing efforts. When a consumer executes a purchase on a retailer’s website as a result of a performance marketing program, most performance marketing conversion tracking tools credit the most recent link or ad clicked by the consumer prior to that purchase. This practice is generally known as “last-click attribution.” We generate the vast majority of our net revenues through transactions for which we receive last-click attribution. In recent years, some retailers have sought, and in some cases adopted, alternatives to last-click attribution. These alternatives are primarily “first-click attribution,” which credits the first link or ad clicked by a consumer prior to executing a purchase, or “multichannel attribution,” which applies weighted values to each of a retailer’s advertisements and tracks how each of those advertisements contributed to a purchase. If retailers widely adopt first-click attribution, multichannel attribution or otherwise alter the ways they attribute credit for purchases to us, and if we are unable to adapt our business practices to such alterations, our net revenues could decline and our business, financial condition and operating results could be adversely affected.

The market in which we participate is intensely competitive, and we may not be able to compete successfully.

The market for digital offer solutions is highly competitive, fragmented and rapidly changing. Our competition for traffic from consumers seeking to save money on online or in-store purchases includes digital offer websites and mobile applications, cash back and loyalty websites, retailers, search engines, social networks, comparison shopping websites, newspapers and direct mail campaigns. Our competition for retailer marketing spend includes digital offer sites that offer a pay-for-performance model, search engines and social networks that compete for online advertising spend and television, magazines and newspapers that compete for offline advertising spend. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our profitability. We also expect competition in e-commerce generally, and digital offer solutions in particular, to continue to increase because there are no significant barriers to entry. A substantial number of digital offer websites, including those that attempt to replicate our business model, have emerged globally. In addition to such competitors, we are experiencing increasing competition from other businesses that provide digital offers similar to ours as an add-on to their core business. For example, Groupon, Living Social and Coupons.com are now providing digital offers, and Google and PayPal are now providing digital offers for in-store purchases. We also expect to compete against other Internet sites that serve niche markets and interests. In addition, we compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies that provide coupons and discounts on products and services.

Our success depends on the breadth, depth, quality and reliability of our digital offer selection, as well as our continued innovation and ability to provide features that make our marketplace useful and appealing to consumers. If we are unable to develop quality features that consumers want to use, then consumers may become dissatisfied with our marketplace and elect to use the offerings of one of our competitors, which could adversely affect our operating results.

Certain of our larger potential competitors may have the resources to significantly change the nature of the digital offer industry to their advantage, which could materially disadvantage us. For example, Google, PayPal, Yahoo!, Bing and Facebook have widely adopted industry platforms which they could leverage to distribute digital offers that could be disadvantageous to our competitive position.

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

We also directly and indirectly compete with retailers for consumer traffic. Many retailers market and provide their own digital offers directly to consumers using their own websites, email newsletter and alerts, mobile applications, social media presence and other distribution channels. Our retailers could be more successful than we are at marketing their own digital offers or could decide to terminate their relationship with us because they no longer want to pay us to compete against them.

We may face competition from companies we do not yet know about. If existing or new companies develop, market or resell competitive digital offer solutions, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed.

We have experienced rapid growth in recent periods. If we fail to manage our growth, our financial performance may suffer.

We have expanded our overall business, consumer traffic, paid retailers, employee headcount and operations in recent periods. We increased our total number of full-time employees and contractors from 35 as of December 31, 2010 to 466 as of March 31, 2014. We have also established or acquired operations in other countries. In 2011, we acquired the business of VoucherCodes.co.uk, which is based in the U.K. In 2012, we acquired Bons-de-Reduction.com and Poulpeo.com, which are based in France, and relaunched Deals.com in Germany. In March 2013, we acquired Actiepagina.nl, which is based in the Netherlands. In July 2013, we acquired Ma-Reduc.com, which is based in France. In most of these instances, we previously had no presence in these countries. Our business is becoming increasingly complex, especially in light of the number of acquisitions we have integrated and are in the process of integrating. Our limited operating history, reliance on multiple websites and brands and our rapid expansion have placed, and will continue to place, a significant strain on our managerial, operational, product development, sales and marketing, administrative, financial and other resources.

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

Factors that may affect our quarterly operating results include the following:

•	the number and quality of the digital offers on our websites and mobile applications;

•	consumer visits to our websites and use of our mobile applications, and purchases of retail products by consumers resulting from those visits;

•	the success and costs of our online advertising and marketing initiatives, including advertising costs for paid search keywords that we deem relevant to our business;

•	the levels of compensation that retailers are willing to pay us to attract customers;

•	the amount that consumers spend when they make purchases using the digital offers we provide;

•	market acceptance of our current and future solutions, including our ability to sell additional solutions to existing retailers and to add new retailers to our business in multiple regions around the world;

•	overall levels of consumer spending;

•	the budgeting cycles of our retailers;

•	the cyclical and discretionary nature of marketing spend and any resulting changes in the number and quality of digital offers that retailers choose to offer;

•	changes in the competitive dynamics of the digital offer industry, including consolidation among competitors, performance marketing networks or customers, and our reputation and brand strength relative to our competitors;

•	the response of consumers to our digital offer content;

•	our ability to control costs, including our operating expenses;

•	network outages, errors in our solutions or security breaches and any associated expenses and collateral effects;

•	our ability to achieve the growth rate that was anticipated by us in setting our operating and capital expense budgets;

•	foreign currency exchange rate fluctuations, as our foreign sales and costs are denominated in local currencies;

•	costs related to acquisitions or licensing of, or investments in, products, services, technologies or other businesses and our ability to integrate and manage any acquisitions successfully; and

•	general economic and political conditions in our domestic and international markets.

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

The business of selling goods and services over the Internet, and the use of digital offers in those transactions, is dynamic and relatively new. Concerns about fraud, privacy and other challenges may discourage additional consumers from adopting the Internet as a medium of commerce. Acquiring new customers for our marketplace and increasing consumer traffic may become more difficult and costly than it has been in the past, particularly in markets where our marketplace has been available for some time. In order to increase consumer traffic to our websites and use of our mobile applications, we must appeal to consumers who historically have used traditional means of commerce to purchase goods and services and may prefer alternatives to our websites, such as the retailer’s own website. If these consumers prove to be less active than consumers who are already providing traffic to our websites, or we are unable to gain efficiencies in our operating costs, including our cost of increasing consumer traffic to our websites, our business could be adversely impacted. Furthermore, to the extent that weak economic conditions cause consumer spending to decline or cause our customers and potential customers to freeze or reduce their marketing budgets, particularly in the online retail market, demand for our solutions may be negatively affected.

Consumers are increasingly using mobile devices to access our content and if we are unsuccessful in expanding the capabilities of our digital offer solutions for our mobile platforms to allow us to generate net revenues as effectively as our desktop platforms, our net revenues could decline.

Web usage and the consumption of digital content are increasingly shifting to mobile platforms such as smartphones and other connected devices. Industry-wide solutions to monetize digital offer content effectively on these platforms are at an early stage of development and the future demand and growth prospects for digital offer content on these mobile platforms are uncertain.

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

Further, to deliver high quality mobile offerings, it is important that our solutions integrate with a range of other mobile technologies, systems, networks and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards. For example, many retailers today do not recognize affiliate tracking links on their mobile websites or applications, and affiliate tracking links on mobile websites or applications may not function to allow retailers’ sales to be attributed to us. As a result, we may not receive commission revenues when a consumer executes a purchase on the retailer’s platform after clicking through a digital offer displayed on our mobile website or in our mobile applications. If retailers fail to recognize affiliate tracking links on their mobile websites or applications, or affiliate tracking links on mobile websites or applications do not function to allow retailers’ sales to be attributed to us and our mobile traffic continues to increase or represent a higher percentage of our consumer traffic, our business could be harmed and our operating results could be adversely affected.

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

A decrease in the quality of the digital offers available through our marketplace could harm our reputation and damage our ability to attract and retain consumers and retailers, which could adversely affect our business. Additionally, maintaining and enhancing our RetailMeNot brand and the brands of each of our other websites is critical to our ability to attract new retailers and consumers to our marketplace, generate net revenues and successfully introduce new solutions. We may not be able to successfully build our RetailMeNot brand in the U.S. without losing some or all of the value associated with, or decreasing the effectiveness of, our other brands. We expect that the promotion of our brands will require us to make substantial investments and as our market becomes more competitive, these branding initiatives may become increasingly difficult and expensive. The successful promotion of our brands will depend largely on our marketing and public relations efforts. If we do not successfully maintain and enhance our brands, we could lose consumer traffic, which could, in turn, cause retailers to terminate or reduce the extent of their relationship with us. Our brand promotion activities may not be successful or may not yield net revenues sufficient to offset this cost, which could adversely affect our reputation and business.

Our business model depends upon digital offer inventory that we do not own or otherwise control, and the failure to maintain sufficient inventory or quality of the digital offers available on our websites may adversely affect our perceived value by consumers and therefore retailers.

Our success depends on our ability to provide consumers with the digital offers they seek. The vast majority of our revenues come from arrangements in which we are paid by retailers to promote their digital offers. Additionally, approximately one-third of the digital offers on our websites are submitted by users. Therefore, we do not own or control the inventory of content upon which our business depends. Because a large number of our digital offers are submitted by users, our efforts to ensure the quality and reliability of those digital offers are critical to our success. From time to time consumers submit complaints that our digital offers are invalid or expired. If our algorithms and automated processes for sorting user-submitted digital offers are ineffective, or if our employees responsible for manual review and curation of user-submitted digital offers are unable to effectively select and sort the digital offers that are reliable and most appealing to our users, we may be unable meet the needs of consumers and our operating results may be adversely affected.

Retailers have a variety of channels through which to promote their products and services. If these retailers elect to promote their offers and discounts through other channels, offer less compelling offers or discounts or not to promote offers or discounts at all, or if our competitors are willing to accept lower commissions than we are to promote these digital offers, our ability to obtain content may be impeded and our business, financial condition and operating results will be adversely affected. Similarly, if users do not contribute digital offers to our websites, or if they contribute digital offers that are not attractive or reliable, the digital offer inventory in our marketplace may decrease or become less valuable to consumers. If we cannot maintain sufficient digital offer inventory in our marketplace, consumers may perceive our marketplace as less relevant, consumer traffic to our websites and use of our mobile applications would decline and, as a result, our business, financial condition and operating results would be adversely affected.

Our failure or the failure of third-party service providers to protect our platform and network against security breaches, or otherwise protect our confidential information, could damage our reputation and brand and substantially harm our business and operating results.

We deliver digital offers via our websites, mobile applications, and email newsletter and alerts, and social media presence, and we collect and maintain data about consumers, including personally identifiable information, as well as other confidential or proprietary information. Our security measures may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by our platform or that we or our third-party service providers otherwise maintain. Breaches of our security measures or those of our third-party service providers could result in unauthorized access to our platform or other systems; unauthorized access to and misappropriation of consumer information, including consumers’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our platform; deletion or modification of content, or the display of unauthorized content, on our websites or our mobile applications; or a denial of service or other interruption in our operations. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers, we and they may be unable to anticipate these attacks or to implement adequate preventative measures. Any actual or perceived breach of our security could damage our reputation and brand, expose us to a risk of loss or litigation and possible liability, require us to expend significant capital and other resources to alleviate problems caused by such breaches and deter consumers and retailers from using our online marketplace, which would harm our business, financial condition and operating results.

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

An increase in the return rate of paid retailers’ products or a change in the categories of products retailers choose to promote using digital offers could reduce our net revenues.

        The commission revenues we receive from paid retailers are in part a function of the amount consumers purchase from paid retailers net of product returns. We do not have control over the categories or quality of products or services that our retailers deliver, nor do we have control over the digital offers they provide us. As a result, we rely on our historical experience for our estimate of returns. If paid retailers’ actual levels of returns are greater than the level of returns we estimate or if paid retailers elect to use digital offer content to promote products and services with a higher return rate than what we have experienced historically, our net revenues could decline. Because some categories of products tend to experience higher return rates than others, a shift in the types of goods consumers purchase using our solutions could lead to an increase in returns and our net revenues could decline. Additionally, return rates in the foreign countries in which we operate are currently higher than return rates in the U.S. If we continue to expand our operations in countries with high return rates, our operating results may be negatively affected.

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

Additionally, the EU has traditionally imposed more strict obligations under data privacy laws and regulations. Individual EU member countries have had discretion with respect to their interpretation and implementation of EU data privacy laws, resulting in variation of privacy standards from country to country. Legislation and regulation in the EU and some EU member states requires companies to obtain specific types of notice and consent from consumers before using cookies or other tracking technologies. To comply with these requirements, the use of cookies or other similar technologies may require the user’s affirmative, opt-in consent. Additionally, in January 2012, the European Commission announced significant proposed reforms to its existing data protection legal framework that, if implemented, may result in a greater compliance burden with respect to our operations in Europe. There remains uncertainty surrounding these proposed reforms both with respect to their scope and whether they will be implemented.

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

Changes in device and software features could make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies. In particular, the default settings of consumer devices and software may be set to prevent the placement of cookies unless the user actively elects to allow them. For example, Apple’s Safari browser currently has a default setting under which third-party cookies are not accepted, and users must activate a browser setting to enable cookies to be set. Additionally, Mozilla Corporation announced on February 25, 2013, that its Firefox browser also will not accept third-party cookies by default. On February 22, 2012, the Digital Advertising Alliance announced that its members will work to add browser-based header signals to the set of tools by which consumers can express their preferences not to be tracked online. As discussed above, a recent FTC report on consumer privacy calls for the development and implementation of a persistent Do Not Track mechanism that enable consumers to choose whether to allow the tracking of their online search and browsing activities. Various industry participants have worked to develop and finalize standards relating to a Do Not Track mechanism, and such standards may be implemented and adopted by industry participants at any time.

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

The information on our websites and applications that is provided by performance marketing networks and retailers and collected from third parties relates to digital offers from retailers. We are exposed to the risk that some of this content may contain inaccurate or outdated information about retailer products or services or the discounts thereon, or digital offers that are not made available or intended to be made available to all consumers. This could cause consumers and retailers to lose confidence in the information provided on our platform or become dissatisfied with our platform and result in lawsuits being filed against us.

In addition, we may face potential liability relating to information that is published or made available through our marketplace, including information generated by us, user-generated content and proprietary information of third parties. This content may expose us to claims related to trademark and copyright infringement and other intellectual property rights, rights of privacy, defamation, fraud, negligence, breach of contract, tortious interference, unfairness, deceptiveness, false or misleading advertising, personal injury torts, noncompliance with state or federal laws relating to digital offers or other theories based on the nature and content of the information. The laws relating to the liability of service providers for activities of their users is currently unsettled both within the U.S. and internationally, although risks related to these types of lawsuits may be enhanced in certain jurisdictions outside the U.S. where our protection from liability for third-party actions is more unclear and where we may be less protected under local laws than we are in the U.S.

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

Our business, including our ability to operate and expand internationally, could be adversely affected if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices related to user-generated content and that requires changes to these practices or the design of our platform or solutions. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims against third parties, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. If immunities currently afforded to websites that publish user-generated content are limited, we may be compelled to remove content from our platform that we would otherwise publish or restrict the types of businesses that we can promote digital offer content for, among other changes. Such changes in law could increase our operating costs and make it more difficult for consumers to use our platform, resulting in less consumer traffic and net revenues, and our business and operating results could suffer.

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

Effective trade secret, patent, copyright, trademark and domain name protection is expensive to obtain, develop and maintain, both in terms of initial and ongoing registration or prosecution requirements and expenses and the costs of defending our rights. We are seeking to protect our patentable technology, trademarks and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming. We have two patents issued and 37 pending patent applications, including four provisional applications. We do not know whether any of our pending patent applications will result in the issuance of additional patents or whether the examination process will require us to narrow our claims or we may otherwise be unable to obtain patent protection for the technology covered in our pending patent applications. Our patents, trademarks and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Moreover, any issued patents may not provide us with a competitive advantage and, as with any technology, competitors may be able to develop similar or superior technologies to our own, now or in the future.

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

ICANN (the Internet Corporation for Assigned Names and Numbers), the international authority over top-level domain names, recently increased the number of generic top-level domains, or “TLDs.” This may allow companies or individuals to create new web addresses that appear to the right of the “dot” in a web address, beyond such long-standing TLDs as “.com,” “.org” and “.gov.” ICANN may also add additional TLDs in the future. As a result, we may be unable to maintain exclusive rights to all potentially relevant or desirable domain names in the United States or in other countries in which we operate, which may harm our business. Furthermore, attempts may be made by third parties to register our trademarks as new TLDs or as domain names within new TLDs, and we may be required to enforce our rights against such registration attempts, which could result in significant expense and the diversion of management’s attention.

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

Our net revenues from operations outside the U.S. comprised 22.4% of our net revenues for the three months ended March 31, 2014, and we expect this percentage to increase in the future. Currently, we have operations in the U.K., France, the Netherlands and Germany. We intend to expand our existing operations in these countries as well as establish a presence in additional countries to grow our international sales. Operating in foreign countries requires significant resources and management attention, and we have limited experience entering new geographic markets. In addition, the varying commercial and Internet infrastructure in other countries may make it difficult for us to replicate our business model. In many countries, we compete with local companies that have more experience in their respective markets than we do, and we may not benefit from first-to-market advantages. To achieve widespread acceptance in new countries and markets, we must continue to tailor our solutions and business model to the unique circumstances of such countries and markets, which can be difficult and costly. Failure to adapt practices and models effectively to each country into which we expand could slow our international growth. We cannot assure you that our international efforts will be successful. International sales and operations may be subject to risks such as:

•	competition with local or foreign companies entering the same markets;

•	the cost and resources required to localize our solutions, while maintaining retailer and consumer satisfaction such that our marketplace will continue to attract high quality retailers;

•	difficulties in staffing and managing foreign operations due to distance, time zones, language and cultural differences;

•	higher product return rates;

•	burdens of complying with a wide variety of laws and regulations, including regulation of digital offer terms, Internet services, privacy and data protection, bulk emailing and anti-competition regulations, which may limit or prevent us from offering of our solutions in some jurisdictions or limit our ability to enforce contractual obligations;

•	adverse tax effects and foreign exchange controls making it difficult to repatriate earnings and cash;

•	political and economic instability;

•	terrorist activities and natural disasters;

•	differing employment practices and laws and labor disruptions;

•	technology compatibility;

•	credit risk and higher levels of payment fraud;

•	increased financial accounting and reporting burdens and complexities and difficulties in implementing and maintaining adequate internal controls;

•	slower adoption of the Internet as an advertising, broadcast and commerce medium in certain of those markets as compared to the U.S.;

•	lower levels of consumer spending and fewer opportunities for growth compared to the U.S.;

•	preference for local vendors; and

•	different or lesser degrees of intellectual property protection.

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

Since our inception, we have completed more than 10 acquisitions, and we may continue to make acquisitions in the future. Our success will depend in part on our ability to identify, negotiate, and complete acquisitions, and integrate the acquired businesses and, if necessary, satisfactory debt or equity financing to fund those acquisitions. As is the case with our current debt facility, if we finance an acquisition with debt financing, we will incur interest expense and may have to comply with financing covenants or secure the debt obligations with our assets. Mergers and acquisitions are inherently risky, and any mergers and acquisitions we complete may not be successful. Any mergers and acquisitions we undertake in the future would involve numerous risks, any of which could have a material adverse effect on our business and the market price of our common stock, including the following:

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

We have an aggregate of 84,601,442 shares of Series 1 common stock authorized but unissued and not reserved for issuance under our stock option plans or otherwise. We may issue all of these shares without any action or approval by our stockholders, subject to certain limitations of the NASDAQ Global Select Market. We may require additional capital from equity or debt financing in the future in order to take advantage of strategic opportunities, or to support our existing business. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility, including our ability to issue or repurchase equity, develop new or enhanced existing products, complete acquisitions or otherwise take advantage of business opportunities. If we raise additional funds or finance acquisitions through further issuances of equity, convertible debt securities or other securities convertible into equity, you and our other stockholders could suffer significant dilution in your percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our Series 1 common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

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

Our corporate structure and intercompany arrangements, including the manner in which we develop and use our intellectual property and the transfer pricing of our intercompany transactions, are intended to reduce our worldwide effective tax rate. We completed a restructuring of our non-U.S. entities to streamline our European operations, effective January 1, 2014, and we may implement other such structures and arrangements in the future. The application of the tax laws of various jurisdictions, including the U.S., to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine that the manner in which we operate our business does not achieve the intended tax consequences, which could increase our worldwide effective tax rate and harm our financial position and results of operations. In order to effectively structure and execute our international tax strategy we will need to continue to hire, train and manage qualified personnel. If our new hires underperform, or if we are unsuccessful in hiring, training, managing and integrating these new employees, our business may be harmed.

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

Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the tax benefits which we intend to derive from our current and any future intercompany transactions could be undermined if we are unable to adapt the manner in which we operate our business and if tax laws change.

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

Our performance marketing networks and retailers typically pay us on a monthly basis based upon sales generated from digital offers. We rely on our performance marketing networks and retailers to report accurately and in a timely manner the amount of commission revenues earned by us. We calculate our net revenues, prepare our financial reports, projections and budgets and direct our advertising, marketing and other operating efforts based on reports we receive from our performance marketing networks and retailers. It is difficult for us to determine independently whether our performance marketing networks or retailers are reporting all revenue data due to us. We have occasionally experienced instances of incomplete or delayed reports from our performance marketing networks and retailers, and we generally do not have the contractual right to audit our performance marketing networks or retailers. To the extent that our performance marketing networks or retailers fail to report accurately the amount of net revenues payable to us in a timely manner or at all, we will not recognize and collect net revenues to which we are entitled, which could harm our operating results. If we are allowed to audit a performance marketing network or retailer and do so, or if we otherwise dispute the accuracy of a revenue report a performance marketing network or retailer has delivered to us, our recognition of net revenues to which we may ultimately be entitled could be delayed. Conversely, if a performance marketing network or retailer delivers a report overstating the amount of net revenues earned by us in one period and attempts to reverse the overpayment in a subsequent period, whether by seeking a refund from us or reducing a future payment due to us, our recognition of revenue could be overstated. Any such delay or overstatement in our revenue recognition could harm our business and operating results.

We obtain the revenue reporting information from our performance marketing networks using a variety of methods, including the use of file transfer protocol file feeds, various application programming interfaces provided by the performance marketing networks and manual downloads of data from the performance marketing networks’ web portals. The use of any of these methods, in isolation, inherently subjects us to lower levels of internal control over revenue data, which could result in a misstatement of our net revenues. We have automated the process for collecting a substantial portion of the data necessary to record our net revenues. We currently augment this automated data collection process with manual validation of data from certain of the performance marketing networks’ web portals to help minimize risk of error. However, we may elect not to continue to manually validate data in the future, and if so, there is a risk that errors in the data obtained through automated means could go undetected for a period of time which could result in a misstatement of our net revenues.

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

Cash inflows and outflows in our international operations are typically denominated in currencies other than the U.S. dollar, which is our functional currency for financial reporting purposes. For the three months ended March 31, 2014 and for 2013, approximately 22.4% and 20.6%, respectively, of our net revenues were denominated in such foreign currencies. Our reliance on foreign currencies subjects our financial results to fluctuations in currency exchange rates and changes in the proportion of our net revenues and expenses attributable to each of our foreign locations. We recognized a foreign exchange gain of $0.7 million in 2013. In addition, we expect our exposure to fluctuations in foreign exchange rates to increase as we expand our business in existing and new international markets. Although we do not currently engage in any hedging activities relating to foreign currency, we may in the future enter into hedging arrangements in order to manage foreign currency translation but such activity may not completely eliminate fluctuations in our operating results. Foreign currency exchange rate fluctuations could adversely impact our profitability.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, including the risk factors described in this section of the Quarterly Report on Form 10-Q, and other factors beyond our control. Factors affecting the trading price of our common stock include:

•	variations in our operating results or the operating results of similar companies;

•	announcements of technological innovations, new services or service enhancements and strategic alliances or agreements by us or by our competitors;

•	marketing and advertising initiatives by us or our competitors;

•	the gain or loss of retailer relationships;

•	threatened or actual litigation;

•	major changes in our management;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that follow our Series 1 common stock;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	the overall performance of the equity markets;

•	sales of shares of our Series 1 common stock by existing stockholders;

•	volatility in our stock price, which may lead to higher stock-based compensation expense under applicable accounting standards;

•	raising additional capital from any equity or debt financing in the future;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business; and

•	the market’s reaction to our reduced disclosure as a result of being an emerging growth company under the JOBS Act.

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

        As of March 31, 2014, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 31.1% of our outstanding Series 1 common stock. This concentration of ownership may adversely affect the trading price for our Series 1 common stock because investors often perceive disadvantages in owning stock in companies with concentrated ownership. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

As of March 31, 2014 we had 53,632,842 shares of common stock outstanding. Shares beneficially owned by our affiliates and employees are subject to volume and other restrictions under Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, various vesting agreements, our insider trading policy and any applicable 10b5-1 trading plan.

In addition, we have registered 10,262,195 shares of Series 1 common stock that we have issued and may issue under our equity plans. We expect to register 2,633,842 additional shares of Series 1 common stock that were added to our equity plans in January 2014 by virtue of those plans’ evergreen provisions. These shares, including the evergreen shares once registered, can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our named executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our Series 1 common stock. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of March 31, 2014, holders of approximately 34.1% of our common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.

We have incurred and will continue to incur significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our operations and financial results.

We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company, and greater expenditures may be necessary in the future with the advent of new laws, regulations and stock exchange listing requirements pertaining to public companies, particularly after we are no longer an emerging growth company under the JOBS Act. These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Public Company Accounting Oversight Board and the NASDAQ Global Select Market, impose additional reporting and other obligations on public companies. Compliance with public company requirements has increased our costs and made some activities more time-consuming. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, we will have incurred and will continue to incur additional expenses associated with our SEC reporting requirements. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase our costs.

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

As an “emerging growth company” under the JOBS Act, we have relied and intend to continue to rely on exemptions from certain disclosure requirements, which could make our common stock less attractive to investors.

As an “emerging growth company” under the JOBS Act, we are permitted to rely, and have relied, on exemptions from certain disclosure requirements. In particular, we did not include all of the executive compensation related information that would have been required in our proxy statement filed March 14, 2014 if we were not an emerging growth company. In addition, for so long as we are an emerging growth company, we will not be required to:

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

Although we have relied and intend to continue to rely on the exemptions provided in the JOBS Act while we are permitted to do so, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies. Also, as our business grows, we may no longer satisfy the conditions of an emerging growth company. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) December 31, 2018; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will be deemed a large accelerated filer on the first day of the fiscal year after the market value of our common equity held by non-affiliates exceeds $700 million, measured on June 30. We are currently evaluating and monitoring developments with respect to these new rules and we cannot assure you that we will be able to enjoy part or all of the benefits from the JOBS Act. We cannot predict whether investors will find our common stock less attractive to the extent we rely on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law, which apply to us, may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the stockholder becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our certificate of incorporation and bylaws:

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

We currently do not plan to declare dividends on shares of our common stock in the foreseeable future. Any payment of future dividends will be at the discretion of our board of directors, subject to compliance with certain covenants contained in our credit facility, which limit our ability to pay dividends, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors may deem relevant. Consequently, your only opportunity to achieve a return on your investment in our company will be if the market price of our Series 1 common stock appreciates and you sell your shares at a profit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None

(b) Use of Proceeds

On July 24, 2013, we closed our initial public offering, or IPO, of 10,454,544 shares of Series 1 common stock, at a price of $21.00 per share, before underwriting discounts and commissions. We sold 4,545,454 of such shares and existing stockholders sold an aggregate of 5,909,090 of such shares, including 1,363,636 shares sold by selling stockholders as a result of the underwriters’ exercise of their over-allotment option to purchase additional shares. The IPO generated net proceeds to us of approximately $85.4 million, after deducting underwriting discounts. Expenses incurred by us for the IPO were approximately $3.4 million and were recorded against the proceeds received from the IPO. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO.

On December 16, 2013, we closed our follow-on public offering of 7,207,207 shares of Series 1 common stock, at a price of $26.00 per share before underwriting discounts and commissions. We sold 2,000,000 of such shares and existing stockholders sold an aggregate of 5,207,207 of such shares, including 940,070 shares sold by selling stockholders as a result of the underwriters’ exercise of their option to purchase additional shares. The follow-on public offering generated net proceeds to us of $49.1 million, after deducting underwriting discounts and commissions. Expenses incurred by us for the follow-on offering were approximately $0.6 million and were recorded against the proceeds received from the follow-on public offering. We did not receive any proceeds from the sale of shares by the selling stockholders in the follow-on public offering.

        With the net proceeds of our IPO and our follow-on public offering, we (i) paid in full accumulated dividends on our previously outstanding shares of preferred stock, which totaled approximately $52.5 million, (ii) repaid the outstanding principal and accrued interest on seller notes issued in connection with our acquisition of eConversions Limited in 2011, which totaled approximately $6.6 million, (iii) repaid $1.75 million of our senior debt in October 2013, (iv) acquired YSL Ventures, Inc. in October 2013 for approximately $11.6 million in cash consideration and entered into deferred compensation arrangements with the former owners of YSL Ventures, Inc., which totaled approximately $6.2 million, (v) repaid $1.75 million of our senior debt in January 2014 and (vi) repaid $1.75 million of our senior debt in April 2014.

There have been no material changes in the use of proceeds from our IPO and our follow-on public offering from that described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See the Index to Exhibits immediately following the signature pages of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAILMENOT, INC.

Date: May 7, 2014	By:	/s/ G. Cotter Cunningham
	Name:	G. Cotter Cunningham
	Title:	President and Chief Executive Officer

Date: May 7, 2014	By:	/s/ Douglas C. Jeffries
	Name:	Douglas C. Jeffries
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1*	Sixth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 23, 2013).

3.2*	Amended and Restated Bylaws (filed as Exhibit 3.4 to the Registrant’s Form S-1 Registration Statement, as amended, filed with the Securities and Exchange Commission on July 8, 2013 (Registration No. 333-189397)).

10.1*	2014 Bonus Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2014).

10.2*	Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement dated February 26, 2014 (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2014).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Incorporated herein by reference to the indicated filing.
**	Furnished herewith.
***	Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under these sections