Form 10-Q
period 2014-06-30
RetailMeNot, Inc.
filed 2014-08-06
CIK 1475274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,975,633 shares of Series 1 Common Stock, $0.001 par value per share as of July 30, 2014.

RETAILMENOT, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

RETAILMENOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of June 30, 2014	As of December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$213,905	$165,881
Accounts receivable (net of allowance for doubtful accounts of $1,669 and $867 at June 30, 2014 and December 31, 2013, respectively)	41,881	59,286
Prepaid assets and other current assets, net	15,355	10,661

Total current assets	271,141	235,828
Property and equipment, net	12,897	10,317
Intangible assets, net	74,166	80,813
Goodwill	179,562	179,659
Other assets, net	5,790	5,465

Total assets	$543,556	$512,082

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,267	$6,217
Accrued compensation and benefits	7,455	9,875
Accrued expenses and other current liabilities	6,339	5,586
Income taxes payable	4,098	4,835
Current maturities of long term debt	13,269	15,063

Total current liabilities	35,428	41,576
Deferred tax liability—noncurrent	4,580	8,796
Long term debt	22,750	26,250
Other noncurrent liabilities	6,227	4,151

Total liabilities	68,985	80,773

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Series 1 common stock: $0.001 par value, 150,000,000 shares authorized; 53,919,234 and 46,569,376 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	54	47
Series 2 common stock: $0.001 par value, 6,107,494 shares authorized; zero and 6,107,494 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	—	6
Additional paid-in capital	499,858	467,461
Accumulated other comprehensive income	2,000	1,538
Accumulated deficit	(27,341)	(37,743)

Total stockholders’ equity	474,571	431,309

Total liabilities and stockholders’ equity	$543,556	$512,082

See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues	$59,506	$43,401	$120,776	$83,962
Costs and expenses:
Cost of net revenues	4,648	2,872	9,078	5,460
Product development	12,980	6,939	23,686	12,888
Sales and marketing	19,195	14,085	40,367	25,275
General and administrative	10,291	7,303	19,638	12,669
Amortization of purchased intangible assets	3,194	2,787	6,637	5,618
Other operating expenses	1,112	428	2,460	858

Total cost and expenses	51,420	34,414	101,866	62,768

Income from operations	8,086	8,987	18,910	21,194
Other income (expense):
Interest expense, net	(494)	(605)	(1,025)	(1,254)
Other income (expense), net	(328)	42	(300)	(22)

Income before income taxes	7,264	8,424	17,585	19,918
Provision for income taxes	(2,938)	(3,301)	(7,184)	(7,820)

Net income	$4,326	$5,123	$10,401	$12,098

Preferred stock dividends on participating preferred stock	—	(6,122)	—	(12,176)

Total undistributed earnings (loss)	$4,326	$(999)	$10,401	$(78)
Undistributed earnings (loss) allocated to participating preferred stock	—	—	—	—

Net income (loss) attributable to common stockholders	$4,326	$(999)	$10,401	$(78)

Net income (loss) per share attributable to common stockholders:
Basic and diluted	$0.08	$(0.68)	$0.19	$(0.06)

Weighted average number of common shares used in computing net income per share:
Basic	53,791	1,466	53,472	1,234

Diluted	55,377	1,466	55,455	1,234

See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$4,326	$5,123	$10,401	$12,098
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(18)	272	462	(2,945)

Comprehensive income	$4,308	$5,395	$10,863	$9,153

See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$10,401	$12,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,290	6,529
Stock-based compensation expense	11,380	4,451
Deferred income tax benefit	(1,788)	(805)
Excess income tax benefit from stock-based compensation	(10,523)	—
Non-cash interest expense	193	235
Amortization of deferred compensation	2,459	860
Other non-cash expense and fair value change in liabilities, net	363	157
Provision for doubtful accounts receivable	822	142
Changes in operating assets and liabilities:
Accounts receivable, net	16,787	6,498
Prepaid expenses and other current assets, net	(1,307)	(2,462)
Accounts payable	(1,966)	(1,960)
Accrued expenses and other current liabilities	951	2,074
Other noncurrent assets and liabilities	405	96

Net cash provided by operating activities	36,467	27,913

Cash flows from investing activities:
Payments for acquisition of businesses, net of acquired cash	(75)	(1,931)
Purchase of property and equipment	(3,459)	(1,832)
Purchase of other assets	(101)	(546)

Net cash used in investing activities	(3,635)	(4,309)

Cash flows from financing activities:
Payments on notes payable	(5,250)	(6,200)
Proceeds from exercise of options and warrants to purchase common stock	9,797	569
Excess income tax benefit from stock-based compensation	10,523	—
Payments of offering costs for follow-on offering	(61)	—
Payments for repurchase of common stock	(6)	—
Payments of principal on capital lease arrangements	(6)	(5)

Net cash provided by (used in) financing activities	14,997	(5,636)

Effect of foreign currency exchange rate on cash	195	(239)

Change in cash and cash equivalents	48,024	17,729
Cash and cash equivalents, beginning of period	165,881	97,142

Cash and cash equivalents, end of period	$213,905	$114,871

Supplemental disclosure of cash flow information
Interest payments	$1,039	$834
Income tax payments	$6,059	$8,017
Supplemental disclosure of non-cash investing activities
Issuance of notes payable in connection with acquisition	$—	$1,150

See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Description of Business

We operate the world’s largest marketplace for digital offers, including the largest digital offer marketplace in the U.S., RetailMeNot.com, and in the U.K., VoucherCodes.co.uk, and the largest portfolio of digital offer websites in France, Bons-de-Reduction.com, Poulpeo.com and Ma-Reduc.com, connecting consumers with leading retailers and brands. Our websites, mobile applications, email newsletters and alerts and social media presence enable consumers to search for, discover and redeem relevant digital offers from retailers and brands. Our marketplace features digital offers across multiple product categories, including clothing and shoes; electronics; health and beauty; home and office; travel, food and entertainment; and personal and business services. We believe our investments in digital offer content quality, product innovation and direct retailer relationships allow us to offer a compelling experience to consumers looking to save money, whether online or in-store.

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

In our opinion, the accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2013, which are included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other period.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the fee to the paid retailer is fixed or determinable and collectability of the resulting receivable is reasonably assured. For commission revenues, which represent the substantial majority of our net revenues, revenue recognition generally occurs when a consumer, having visited one of our websites and clicked on a digital offer for a paid retailer, defined as a retailer with which we have a contract, makes a purchase with such paid retailer, and completion of the order is reported to us by such paid retailer, either directly or through a performance marketing network. The reporting by the paid retailer includes the amount of commissions the paid retailer has calculated as owing to us. Certain paid retailers do not provide reporting until a commission payment is made. In those cases, which have historically not been significant, we record commission revenues on a cash basis. We estimate and record a reserve, based upon actual, historical return rates as reported to us by the paid retailers, to provide for end-user cancelations or product returns, which may not be reported by the paid retailer or performance marketing network until a subsequent date. As such, we report commission revenues net of the estimated returns reserve. Net revenues are reported net of sales taxes, where applicable.

Our payment arrangements with paid retailers are both direct and through performance marketing networks, which act as intermediaries between the paid retailers and us. No paid retailer individually accounted for more than 10% of net revenues or accounts receivable as of and for the three and six months ended June 30, 2014 and 2013.

Cost of Net Revenues

Cost of net revenues is composed of direct and indirect costs incurred to generate revenue. These costs consist of personnel costs of our salaried merchandising and technology support employees and fees paid to third-party contractors engaged in the operation and maintenance of our existing websites and mobile applications. Such technology costs also include website hosting and Internet service costs. Other costs include allocated facility and general information technology costs.

Sales and Marketing Expense

Our sales and marketing expense consist of personnel costs for our sales, marketing, search engine optimization, search engine marketing and business intelligence employees, as well as online, brand and other marketing expenses. Our online, brand and other marketing costs include search engine fees, advertising on social networks, television advertising, promotions, display advertisements, creative development fees, public relations, email campaigns, trade shows and other general marketing costs. Other costs include allocated facility and general information technology costs.

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

General and Administrative Expense

Our general and administrative expense represent personnel costs for employees involved in general corporate functions, including finance, accounting, legal and human resources, among others. Additional costs included in general and administrative expense include professional fees for legal, audit and other consulting services, travel and entertainment, charitable contributions, recruiting, allocated facility and general information technology costs and other general corporate overhead expenses.

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

Foreign Currency

Our operations outside of the U.S. generally use the local currency as their functional currency. Assets and liabilities for these operations are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average exchange rates for the period. Foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss). Gains and losses from foreign currency denominated transactions, which were not significant during the three and six months ended June 30, 2014 and 2013, are recorded in other income (expense), net in our consolidated statements of operations.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued new guidance that supersedes existing revenue recognition requirements. The guidance provides a five-step process to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration expected in exchange for those goods and services. The guidance requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two retrospective application methods. Early application is not permitted. We are currently evaluating which of the two retrospective application methods we will use and the effect that the adoption of this guidance will have on our financial statements.

3. Goodwill and Other Intangible Assets

Changes in our goodwill balance for the year ended December 31, 2013 and the six months ended June 30, 2014 are summarized in the table below (in thousands):

Balance at December 31, 2012	$152,755
Acquired in business combinations	24,923
Foreign currency translation adjustment	1,981

Balance at December 31, 2013	179,659
Acquired in business combinations	75
Foreign currency translation adjustment	(172)

Balance at June 30, 2014	$179,562

Intangible assets consisted of the following as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	Weighted- Average Amortization	Estimated	June 30, 2014
	Period (Months)	Useful Life (Months)	Gross	Accumulated Amortization	Net
Customer relationships	180	180	$16,243	$(3,911)	$12,332
Marketing-related	165	48-180	75,167	(19,978)	55,189
Contract-based	58	12-60	19,870	(13,596)	6,274
Technology-based	12	12	7,929	(7,558)	371

Total intangible assets			$119,209	$(45,043)	$74,166

	Weighted- Average Amortization	Estimated	December 31, 2013
	Period (Months)	Useful Life (Months)	Gross	Accumulated Amortization	Net
Customer relationships	180	180	$16,244	$(3,368)	$12,876
Marketing-related	165	48-180	75,182	(17,035)	58,147
Contract-based	58	12-60	19,875	(11,528)	8,347
Technology-based	12	12	7,937	(6,494)	1,443

Total intangible assets			$119,238	$(38,425)	$80,813

4. Commitments and Contingencies

Operating Leases

We lease office space, including our corporate headquarters in Austin, Texas, under non-cancelable operating leases. Rent expense under these operating leases was $1.2 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively, and $2.3 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively.

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

5. Stockholders’ Equity and Stock-Based Compensation

Common Stock

All share and per share information for all periods presented has been adjusted to reflect the effect of a four-for-one reverse stock split in June 2013. Our certificate of incorporation authorizes shares of stock as follows: 150,000,000 shares of Series 1 common stock, 6,107,494 shares of Series 2 common stock and 10,000,000 shares of preferred stock. The common and preferred stock have a par value of $0.001 per share. As of June 30, 2014 and December 31, 2013, 53,919,234 and 46,569,376 shares of Series 1 common stock were outstanding, respectively. As of June 30, 2014 and December 31, 2013, zero and 6,107,494 shares of Series 2 common stock were outstanding, respectively.

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

2007 Stock Plan

Options granted under the 2007 Plan are either incentive stock options or nonstatutory stock options. Our board of directors determined the term of the option, option price, number of shares for which each option was granted, whether restrictions were imposed on the shares subject to the option, and the vesting period for each option. Generally, options become 25% vested after one year of service, with the remaining 75% vesting on a pro-rata basis over the remaining three years. The term of each option is ten years from grant date.

Stock-based compensation expense for all employee share-based payment awards is based upon the grant date fair value. We recognize compensation costs, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for differences in actual forfeitures from our previous estimates. We recorded stock-based compensation expense of $6.4 million and $2.4 million for the three months ended June 30, 2014 and 2013, respectively, and $11.4 million and $4.5 million for the six months ended June 30, 2014 and 2013, respectively. We include stock-based compensation expense in cost and expenses consistent with the classification of respective employees’ cash compensation in our consolidated statements of operations. Individuals exercised 1,219,159 and 132,968 stock options during the six months ended June 30, 2014 and 2013, respectively.

The fair value of common stock options granted during the six months ended June 30, 2014 and 2013 was estimated on the grant date using the Black-Scholes-Merton option-pricing model. The weighted-average assumptions for stock options granted are outlined in the following table:

	Six Months Ended June 30,
	2014	2013
Expected volatility	56.8%	61.1%
Expected term (in years)	6.0	6.0
Risk-free rate of return	1.9%	1.1%
Expected dividend yield	—	—

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

The rights of the holders of Series 1 and Series 2 common stock are identical, except with respect to voting. Each share of Series 1 and Series 2 common stock is entitled to one vote per share; however holders of Series 2 common stock are not entitled to vote in connection with the election of the members of our board of directors. Shares of Series 2 common stock may be converted into shares of Series 1 common stock at any time at the option of the stockholder. As of June 30, 2014, no shares of Series 2 common stock were outstanding.

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

The following table sets forth the computation of basic and diluted loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$4,326	$5,123	$10,401	$12,098
Preferred stock dividends on participating preferred stock	—	(6,122)	—	(12,176)

Total undistributed earnings (loss)	4,326	(999)	10,401	(78)
Undistributed earnings (loss) allocated to participating preferred stock	—	—	—	—

Net income (loss) attributable to common stockholders	$4,326	$(999)	$10,401	$(78)

Net income (loss) per share attributable to common stockholders:
Basic and diluted	$0.08	$(0.68)	$0.19	$(0.06)

Weighted average number of common shares used in computing net income per share:
Basic	53,791	1,466	53,472	1,234

Diluted	55,377	1,466	55,455	1,234

The following common equivalent shares were excluded from the diluted net loss per share calculation, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	1,349	1,540	1,173	1,609
Restricted stock units	654	—	438	—
Employee Stock Purchase Plan shares	29	—	2	—
Common stock warrants	—	—	—	202

Total	2,032	1,540	1,613	1,811

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market deposit account	$150,017	$—	$—	$150,017

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market deposit account	$872	$—	$—	$872
Liabilities:
Interest rate swap agreement	$—	$12	$—	$12

Money market deposit accounts are reported on our consolidated balance sheets as cash and cash equivalents, and interest rate swap agreements are reported on our consolidated balance sheets as accrued expenses and other current liabilities. Fair value of our interest rate swap derivative has been determined using the present value of expected cash flows based on market observable interest rate yield curves commensurate with the term of the instrument. Our other financial instruments consist primarily of accounts receivable, accounts payable, accrued liabilities and notes payable. The carrying value of these assets and liabilities approximate their respective fair values as of June 30, 2014 and December 31, 2013 due to the short-term maturities, or in the case of our long-term notes payable, based on the variable interest rate feature. As of June 30, 2014 and December 31, 2013, no significant fair value adjustments were required for nonfinancial assets and liabilities.

8. Income Taxes

For the three and six months ended June 30, 2014, we recorded income tax expense of $2.9 million and $7.2 million, respectively, resulting in an effective tax rate of 40.4% and 40.9%, respectively. For the three and six months ended June 30, 2013, we recorded income tax expense of $3.3 million and $7.8 million, respectively, resulting in an effective tax rate of 39.2% and 39.3%, respectively. As of June 30, 2014, our effective tax rate estimate for the year ended December 31, 2014 differed from the statutory rate primarily due to tax charges associated with the implementation of our global corporate restructuring plan in the first fiscal quarter of 2014, non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which are partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options. As of June 30, 2013, our effective tax rate estimate for the year ended December 31, 2013 differed from the statutory rate primarily due to non-deductible stock based compensation expense and state taxes, which were partially offset by the effect of different statutory tax rates in foreign jurisdictions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. You can identify these statements by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” or “would” and similar expressions or the negative of these terms. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under “Risk Factors” in this Form 10-Q and those discussed in other documents we file with the SEC.

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

We derive a substantial majority of our net revenues from retailers that pay us directly or through third-party performance marketing networks. A retailer is a merchant that sells goods or services directly to consumers. A paid retailer is a retailer with which we have a contract pursuant to which it has agreed to pay us a commission for sales attributable to us using affiliate tracking links to digital offers made available in our marketplace. These contracts specify the default commission rate that a paid retailer agrees to pay us; however, we generally attempt to negotiate increases in these rates with most of our top paid retailers. In some instances, the paid retailer itself provides affiliate tracking links for attribution of sales using digital offers made available in our marketplace and pays us directly. However, in most cases, paid retailers contract with performance marketing networks to provide affiliate tracking links for attribution of sales using digital offers made available in our marketplace. These paid retailers then pay the commissions we earn to the performance marketing network, which in turn pays those commissions to us. In general, our contracts with performance marketing networks govern our use of affiliate tracking links made available to us by the performance marketing network and the remittance of any commissions payable to us from paid retailers utilizing the performance marketing network. The performance marketing network with which a paid retailer contracts to provide affiliate tracking links provides us with the paid retailer’s contract terms, which must be accepted by us and the paid retailer, and which further govern our use of affiliate tracking links for such paid retailer and payment of commissions to us. Our contracts are generally short term, meaning that they can be cancelled by any of the contracting parties on 30 days’ notice or less.

In both the six months ended June 30, 2014 and in fiscal 2013, over 90% of our net revenues were derived from commissions earned when consumers made purchases using digital offers featured on our websites and mobile applications. We expect that a majority of our net revenues in the future will continue to be derived from these commissions. Commission rates are determined through negotiations with retailers based on a variety of factors, including the level of exposure to consumers in our marketplace, the quality and volume of sales realized from consumers using digital offers from our marketplace and the category of products purchased using digital offers. We sell our solutions to retailers through a direct sales force.

During the three and six months ended June 30, 2014, we generated net revenues of $59.5 million and $120.8 million, respectively, representing increases over comparable prior year periods of 37.1% and 43.8%, respectively. Net income decreased from $5.1 million and $12.1 million for the three and six months ended June 30, 2013, respectively, to $4.3 million and $10.4 million for the three and six months ended June 30, 2014, respectively. Adjusted EBITDA increased from $15.7 million and $33.9 million, respectively, to $19.7 million and $41.0 million, respectively, over the comparable three and six month periods. See page 19 for further discussion of adjusted EBITDA, our use of this measure, the limitations of this measure as an analytical tool, and the reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP financial measure.

From the three and six months ended June 30, 2013 to the three and six months ended June 30, 2014, organic net revenues grew from $43.4 million and $84.0 million, respectively, to $58.0 million and $117.5 million, respectively. This growth in organic net revenues represented 90.8% and 91.1%, respectively, of our consolidated net revenues growth. Organic net revenues for a specified period are equal to net revenues for such period less net revenues generated during such period by businesses not owned in the comparable prior year period. We have increased commission revenues as a result of increased visits and improved monetization driven by investments in product development and sales and marketing initiatives.

We believe that featuring desirable digital offers is necessary to attract visitors to our marketplace, which includes our websites, mobile applications and email and social media distribution channels. In addition to increasing the number of visitors to our marketplace, we are focused on increasing the rate and frequency at which these visitors make purchases from retailers whose digital offers are featured in our marketplace. To meet these challenges, we are focused on a combination of marketing strategies, including pay-per-click advertising, search engine optimization and branding campaigns, with a goal of driving visits to our marketplace as well as increasing the exposure of the digital offer category. We are also investing in product enhancements to make it easier for consumers visiting our marketplace to search and find the right digital offers. We believe these enhancements will increase consumers’ interactions with our retailers, which will in turn increase the value we are able to provide to our retailers.

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

Key Financial and Operating Metrics

We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments, and assess the longer-term performance of our business. The key financial and operating metrics we use are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except net revenues per visit)
Financial Metrics
Net revenues	$59,506	$43,401	$120,776	$83,962
Adjusted EBITDA	19,650	15,715	41,040	33,949
Operating Metrics
Visits	154,223	121,154	309,432	244,062
Net revenues per visit	$0.39	$0.36	$0.39	$0.34

Financial Metrics

Net Revenues. A substantial majority of our net revenues consist of commissions we receive from paid retailers, either directly or through performance marketing networks. In general, we earn a commission from a paid retailer when a consumer clicks on a digital offer for that paid retailer on one of our websites or mobile applications and then makes an online purchase from that paid retailer. We also earn revenues from our in-store product, which include commissions earned from a paid retailer when a consumer presents a digital offer to the retailer and the digital offer is scanned or a unique digital offer code is entered by the retailer at the point of sale, and amounts paid to us by retailers for displaying digital offers that may be redeemed in-store on our websites and mobile applications. Finally, we also earn advertising revenues from advertising placements on our websites and mobile applications. We believe net revenues are an important indicator for our business because they are a reflection of the value we offer to consumers and retailers through our websites and mobile applications.

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

Operating Metrics

Visits. We define a visit as a group of interactions that take place on one of our websites from computers, smartphones, tablets or other mobile devices within a given time frame as measured by Google Analytics, a product that provides digital marketing intelligence. A single visit can contain multiple page views, events, social interactions, custom variables, and e-commerce transactions. A single visitor can open multiple visits. Visits can occur on the same day, or over several days, weeks, or months. As soon as one visit ends, there is then an opportunity to start a new visit. A visit ends either through the passage of time or a campaign change, with a campaign generally meaning arrival via search engine, referring site, or campaign-tagged information. A visit ends through passage of time either after 30 minutes of inactivity or at midnight Pacific Time. A visit ends through a campaign change if a visitor arrives via one campaign or source, leaves the site, and then returns via another campaign or source. Currently, visits do not include interactions through our mobile applications.

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

Net Revenues Per Visit. Net revenues per visit is defined as net revenues for the period divided by visits for the period.

Discussion Regarding Adjusted EBITDA and Reconciliation to GAAP Net Income

The following table presents a reconciliation of adjusted EBITDA to net income for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$4,326	$5,123	$10,401	$12,098
Depreciation and amortization	4,086	3,266	8,290	6,529
Stock-based compensation expense	6,366	2,311	11,380	4,451
Third party acquisition-related costs	—	723	—	917
Other operating expenses	1,112	428	2,460	858
Interest expense, net	494	605	1,025	1,254
Other (income) expense, net	328	(42)	300	22
Provision for income taxes	2,938	3,301	7,184	7,820

Adjusted EBITDA	$19,650	$15,715	$41,040	$33,949

The following tables present depreciation expense and stock-based compensation expense as included in the various lines of our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Depreciation Expense:
Cost of net revenues	$111	$67	$232	$128
Product development	350	195	641	377
Sales and marketing	248	145	478	266
General and administrative	183	72	302	140

Total depreciation expense	$892	$479	$1,653	$911

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Stock-Based Compensation Expense:
Cost of net revenues	$470	$135	$811	$293
Product development	1,896	504	3,220	1,044
Sales and marketing	1,476	516	2,714	1,008
General and administrative	2,524	1,156	4,635	2,106

Total stock-based compensation expense	$6,366	$2,311	$11,380	$4,451

To provide investors with additional information regarding our financial results, we have disclosed in the table above and elsewhere in this Quarterly Report on Form 10-Q adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation above of adjusted EBITDA to net income, the most directly comparable GAAP financial measure.

We have included adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our operating performance for the following reasons:

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

Key Components of Our Results of Operations

Net Revenues

The substantial majority of our net revenues consist of commissions we receive from paid retailers, either directly or through performance marketing networks. In general, we earn commissions from a paid retailer when a consumer makes a purchase online from that paid retailer after clicking on a digital offer for that paid retailer on one of our desktop websites, mobile websites or mobile applications. We also earn revenues from our in-store product, which include commissions earned from a paid retailer when a consumer presents a digital offer to the retailer in-store and the digital offer is scanned or a unique digital offer code is entered by the retailer at the point of sale, and amounts paid to us by retailers for displaying digital offers that may be redeemed in-store on our websites or mobile applications. Revenues from our in-store product historically have not been significant. We provide performance marketing solutions under contracts with retailers, which generally provide for commission payments to be facilitated by performance marketing networks. Commission rates are typically negotiated with individual retailers with which we have contracts. Our commission rates vary based on both the retailer as well as the product category. We recognize commission revenues when we receive confirmation that a consumer has completed a purchase transaction with a paid retailer, as reported to us through a performance marketing network, or in some cases, by the retailer directly. When a digital offer applies only to specific items, the discount to the consumer will be applied only to those specific items, but our commission is generally based on the aggregate purchase price of all items purchased at that time by the consumer. Finally, we also earn advertising revenues from advertising placements on our websites and mobile applications, which historically have not been significant. We expect that the substantial majority of our net revenues in the future will continue to be derived from commissions. Commission revenues are reported net of a reserve for estimated returns. We estimate returns based on our actual historical returns experience; these returns have not been significant.

Costs and Expenses

We classify our costs and expenses into six categories: cost of net revenues, product development, sales and marketing, general and administrative, amortization of purchased intangible assets and other operating expenses. We allocate our personnel, facilities and general information technology, or IT, costs, which include IT and facilities-related personnel costs, rent, depreciation and other general costs, to all of the above categories of operating expenses, other than amortization of purchased intangibles and other operating expenses. We expect personnel costs will be higher in 2014, both in absolute dollars and as a percentage of net revenues, when compared to the prior year as a result of a full year impact of personnel hired in 2013 and our plan to continue to increase the number of our employees as we continue to invest in our business. Personnel costs for employees include salaries and amounts earned under variable compensation plans, payroll taxes, benefits, stock-based compensation expense, costs associated with recruiting new employees, travel costs and other employee-related costs.

Cost of Net Revenues

Our cost of net revenues consists of direct and indirect costs incurred to generate net revenues. These costs consist primarily of personnel costs of our merchandising, site operations and website technical support employees; fees paid to third-party contractors engaged in the operation and maintenance of our websites and mobile applications; depreciation; and website hosting and Internet service costs. We expect our cost of net revenues to increase in both absolute dollars and as a percentage of net revenues in 2014 as we continue to build our infrastructure of employees and tools to support a larger business across multiple markets and endeavor to improve offer quality and increase the number and amount of consumer purchases resulting from visits to our websites and from use of our mobile applications.

Product Development

Our product development expense consists primarily of personnel costs of our product management and software engineering teams, as well as fees paid to third-party contractors and consultants engaged in the design, development, testing and improvement of the functionality and user experience of our websites and mobile applications. We expense all internal product and development costs as we do not track and separately identify costs of identifiable development activities from costs of maintenance and related activities. We intend to continue to significantly increase our technology and product resources over the next year by hiring additional personnel to develop new features and products for our websites and mobile applications. We expect these additional investments to cause our product development expense to increase both in absolute dollars and as a percentage of net revenues in 2014 as compared to 2013.

Sales and Marketing

Our sales and marketing expense consists primarily of personnel costs of our sales, partner management, marketing, SEO and business analytics employees, as well as online and other advertising expenditures, branding programs and other marketing expenses. Our advertising, branding programs and other marketing costs include paid search advertising fees, online display advertising, including on social networking sites, television advertising, creative development fees, public relations, email campaigns, trade show costs, sweepstakes and promotions and other general marketing costs. We intend to increase our sales and marketing efforts in 2014 relative to 2013 to support our products, increase consumer traffic to our websites, encourage downloads of our mobile applications and increase overall awareness of our brand. Therefore, we expect our sales and marketing expense to increase in absolute dollars and as a percent of net revenues in 2014.

General and Administrative

Our general and administrative expense consists primarily of the personnel costs of our general corporate functions, including executive, finance, accounting, legal and human resources. Other costs included in general and administrative include professional fees for legal, audit and other consulting services, travel and entertainment, charitable contributions and other general corporate overhead expenses. We expect to continue to incur incremental costs associated with operating as a public company for a full year, including increases in our finance, accounting and legal personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation, costs associated with compliance with the Sarbanes-Oxley Act and other requirements. As a result, we expect our general and administrative expense to increase in absolute dollars and as a percentage of net revenues in 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Consolidated Statements of Operations Data:
Net revenues	$59,506	$43,401	$120,776	$83,962
Costs and expenses:
Cost of net revenues	4,648	2,872	9,078	5,460
Product development	12,980	6,939	23,686	12,888
Sales and marketing	19,195	14,085	40,367	25,275
General and administrative	10,291	7,303	19,638	12,669
Amortization of purchased intangible assets	3,194	2,787	6,637	5,618
Other operating expenses	1,112	428	2,460	858

Total costs and expenses	51,420	34,414	101,866	62,768

Income from operations	8,086	8,987	18,910	21,194
Other income (expense):
Interest expense, net	(494)	(605)	(1,025)	(1,254)
Other income (expense), net	(328)	42	(300)	(22)

Income before income taxes	7,264	8,424	17,585	19,918
Provision for income taxes	(2,938)	(3,301)	(7,184)	(7,820)

Net income	$4,326	$5,123	$10,401	$12,098

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated Statements of Operations Data as Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of net revenues	7.8	6.6	7.5	6.5
Product development	21.8	16.0	19.6	15.3
Sales and marketing	32.3	32.5	33.4	30.1
General and administrative	17.3	16.8	16.3	15.1
Amortization of purchased intangible assets	5.4	6.4	5.5	6.7
Other operating expenses	1.8	1.0	2.0	1.1

Total cost and expenses	86.4	79.3	84.3	74.8

Income from operations	13.6	20.7	15.7	25.2
Other income (expense):
Interest expense, net	(0.8)	(1.4)	(0.8)	(1.5)
Other income (expense), net	(0.6)	0.1	(0.3)	0.0

Income before income taxes	12.2	19.4	14.6	23.7
Provision for income taxes	(4.9)	(7.6)	(6.0)	(9.3)

Net income	7.3%	11.8%	8.6%	14.4%

Net Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Net Revenues by Geography:
U.S.	$46,038	$34,797	$93,603	$66,538
International	13,468	8,604	27,173	17,424

Total net revenues	$59,506	$43,401	$120,776	$83,962

Percentage of Net Revenues by Geography:
U.S.	77.4%	80.2%	77.5%	79.2%
International	22.6%	19.8%	22.5%	20.8%

Total percentage	100.0%	100.0%	100.0%	100.0%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013. Net revenues increased by $16.1 million, or 37.1%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Excluding the impact of acquired businesses, organic net revenues increased $14.6 million, or 33.7%, in the three months ended June 30, 2014.

Approximately 76.0% of the growth in organic net revenues was generated from increased online commission revenues and 22.8% was generated from growth in advertising and our in-store product. Of the organic growth in our commission revenues, 95.4% was due to growth in the total volume of visits to our websites compared to the second fiscal quarter of 2013. The remainder of the organic growth in online commission net revenues was due to improved monetization driven by an increase in the percentage of visits, including the incremental visits in the period, that resulted in a paid transaction.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013. Net revenues increased by $36.8 million, or 43.8%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Excluding the impact of acquired businesses, organic net revenues increased $33.5 million, or 39.9%, in the six months ended June 30, 2014.

Approximately 78.3% of the growth in organic net revenues was generated from increased online commission revenues and 16.5% was generated from growth in advertising and our in-store product. Of the organic growth in our commission revenues, 73.0% was due to growth in the total volume of visits to our websites compared to the comparable fiscal period in 2013. The remainder of the organic growth in online commission net revenues was due to improved monetization driven by an increase in the percentage of visits, including the incremental visits in the period, that resulted in a paid transaction.

Cost of Net Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Cost of net revenues	$4,648	$2,872	$9,078	$5,460
Percentage of net revenues	7.8%	6.6%	7.5%	6.5%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013. For the three months ended June 30, 2014, cost of net revenues increased by $1.8 million, or 61.8%, compared to the three months ended June 30, 2013. This increase was largely attributable to a $1.1 million increase in personnel costs. The increase in personnel costs led to an increase in allocated facility and information technology costs of $0.3 million. We increased operating costs by $0.3 million to support increased consumer traffic to our websites as well as to strengthen our technology infrastructure. We increased our investment in our information technology and website support infrastructure to expand capacity and to improve the performance and scalability of our websites.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013. For the six months ended June 30, 2014, cost of net revenues increased by $3.6 million, or 66.3%, compared to the six months ended June 30, 2013. This increase was largely attributable to a $2.2 million increase in personnel costs. The increase in personnel costs led to an increase in allocated facility and information technology costs of $0.6 million. We increased operating costs by $0.5 million to support increased consumer traffic to our websites as well as to strengthen our technology infrastructure. We increased our investment in our information technology and website support infrastructure to expand capacity and to improve the performance and scalability of our websites.

Product Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Product development	$12,980	$6,939	$23,686	$12,888
Percentage of net revenues	21.8%	16.0%	19.6%	15.3%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013. For the three months ended June 30, 2014, product development expense increased by $6.0 million, or 87.1%, compared to the three months ended June 30, 2013. This increase was primarily attributable to a $4.4 million increase in personnel costs. The increase in personnel also led to an increase in allocated facilities and IT support costs of $0.6 million. We increased personnel in order to enhance the functionality of our websites, to develop new products and mobile applications, and to strengthen our reporting and analytics capabilities. Additionally, fees for usability studies and technology licenses used in the design and development of our websites increased by $0.9 million.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013. For the six months ended June 30, 2014, product development expense increased by $10.8 million, or 83.8%, compared to the six months ended June 30, 2013. This increase was primarily attributable to an $8.0 million increase in personnel costs. The increase in personnel also led to an increase in allocated facilities and IT support costs of $1.1 million. We increased personnel in order to enhance the functionality of our websites, to develop new products and mobile applications, and to strengthen our reporting and analytics capabilities. Additionally, fees for usability studies and technology licenses used in the design and development of our websites increased by $1.6 million.

Sales and Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Sales and marketing	$19,195	$14,085	$40,367	$25,275
Percentage of net revenues	32.3%	32.5%	33.4%	30.1%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013. For the three months ended June 30, 2014, sales and marketing expense increased by $5.1 million, or 36.3%, compared to the three months ended June 30, 2013. This increase was primarily attributable to an increase in advertising and personnel costs as we continue to build our brand, acquire new customers, increase consumer traffic to our websites and increase consumer downloads of our mobile applications in order to grow our business. Online, brand and other marketing expenses increased by $0.7 million. This increase was primarily attributable to public relations and offline and online advertising for brand building, contextual advertising placements and user acquisition efforts. We also incurred an increase of $1.4 million in paid search expenses. In addition, personnel costs increased by $3.0 million. We increased personnel in order to continue the expansion of our partner management teams to support our growing business and to further strengthen relationships with leading retailers. We also added personnel to support the marketing initiatives described above and to expand our email marketing, social media and other consumer acquisition initiatives.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013. For the six months ended June 30, 2014, sales and marketing expense increased by $15.1 million, or 59.7%, compared to the six months ended June 30, 2013. This increase was primarily attributable to an increase in advertising and personnel costs as we continue to build our brand, acquire new customers, increase consumer traffic to our websites and increase consumer downloads of our mobile applications in order to grow our business. Online, brand and other marketing expenses increased by $5.7 million. This increase was primarily attributable to public relations and offline and online advertising for brand building, contextual advertising placements and user acquisition efforts. We also incurred an increase of $2.8 million in paid search expenses. In addition, personnel costs increased by $6.1 million. We increased personnel in order to continue the expansion of our partner management teams to support our growing business and to further strengthen relationships with leading retailers. We also added personnel to support the marketing initiatives described above and to expand our email marketing, social media and other consumer acquisition initiatives.

General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
General and administrative	$10,291	$7,303	$19,638	$12,669
Percentage of net revenues	17.3%	16.8%	16.3%	15.1%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013. For the three months ended June 30, 2014, general and administrative expense increased by $3.0 million, or 40.9%, compared to the three months ended June 30, 2013. This increase was primarily attributable to a $2.5 million increase in personnel costs. We added personnel to further the build-out of our human resources and legal functions, to increase our business development efforts and to add resources in the finance function to operate as a public company.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013. For the six months ended June 30, 2014, general and administrative expense increased by $7.0 million, or 55.0%, compared to the six months ended June 30, 2013. This increase was primarily attributable to a $5.7 million increase in personnel costs. We added personnel to further the build-out of our human resources and legal functions, to increase our business development efforts and to add resources in the finance function to operate as a public company.

Amortization of Purchased Intangible Assets

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Amortization of purchased intangible assets	$3,194	$2,787	$6,637	$5,618
Percentage of net revenues	5.4%	6.4%	5.5%	6.7%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013. For the three months ended June 30, 2014, amortization of purchased intangible assets increased by $0.4 million, or 14.6%, compared to the three months ended June 30, 2013. The increase in amortization expense was primarily the result of the recognition of amortization expense associated with the addition of purchased intangible assets as part of our acquisitions of YSL Ventures, Inc. in October 2013 and the business of Ma-Reduc.com in July 2013. The increases were partially offset by the expiration of the useful life of certain of the purchased intangible assets as part of our acquisition of the businesses of Web.Bons-de-Reduction.com and Poulpeo.com in May 2012.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013. For the six months ended June 30, 2014, amortization of purchased intangible assets increased by $1.0 million, or 18.1%, compared to the six months ended June 30, 2013. The increase in amortization expense was primarily the result of the recognition of amortization expense associated with the addition of purchased intangible assets as part of our acquisitions of YSL Ventures, Inc. in October 2013 and the businesses of Ma-Reduc.com in July 2013 and Actiepagina.nl in March 2013. The increases were partially offset by the expiration of the useful life of certain of the purchased intangible assets as part of our acquisition of the businesses of Web.Bons-de-Reduction.com and Poulpeo.com in May 2012.

Other Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Deferred compensation	$1,112	$430	$2,459	$860
Asset disposal loss (gain)	—	(2)	1	(2)

Total other operating expenses	$1,112	$428	$2,460	$858

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013. During the three months ended June 30, 2014 and 2013, we recognized $1.1 million and $0.4 million, respectively, in deferred compensation charges for our October 2013 acquisition of YSL Ventures, Inc. and our May 2012 acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com. Our obligations to pay the outstanding amounts under these deferred compensation arrangements are contingent upon the continued employment of the selling stockholders and, as a result, have been recorded as deferred compensation, which we amortize over the term of the compensation arrangements with the sellers.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013. During the six months ended June 30, 2014 and 2013, we recognized $2.5 million and $0.9 million, respectively, in deferred compensation charges for our October 2013 acquisition of YSL Ventures, Inc. and our May 2012 acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com. Our obligations to pay the outstanding amounts under these deferred compensation arrangements are contingent upon the continued employment of the selling stockholders and, as a result, have been recorded as deferred compensation, which we amortize over the term of the compensation arrangements with the sellers.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Interest expense, net	$(494)	$(605)	$(1,025)	$(1,254)
Other income (expense), net	(328)	42	(300)	(22)

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013. The decrease in interest expense, net for the three months ended June 30, 2014 is primarily the result of the repayment in August 2013 of seller notes we issued in connection with our acquisition of the business of VoucherCodes.co.uk in 2011 and the repayment in May 2014 and 2013 of seller notes we issued in connection with our acquisition of the businesses of Web.Bons-de-Reduction.com and Poulpeo.com in May 2012. This decrease was partially offset by a greater average outstanding principal balance on our senior debt facility. The increase in other income (expense), net is due to an increase in foreign currency exchange net losses.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013. The decrease in interest expense, net for the six months ended June 30, 2014 is primarily the result of the repayment in August 2013 of seller notes we issued in connection with our acquisition of the business of VoucherCodes.co.uk in 2011 and the repayment in May 2014 and 2013 of seller notes we issued in connection with our acquisition of the businesses of Web.Bons-de-Reduction.com and Poulpeo.com in May 2012. This decrease was partially offset by a greater average outstanding principal balance on our senior debt facility. The increase in other income (expense), net is due to an increase in foreign currency exchange net losses.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Provision for income taxes	$(2,938)	$(3,301)	$(7,184)	$(7,820)
Percentage of net revenues	(4.9%)	(7.6%)	(6.0%)	(9.3%)

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013. Our income tax expense for the three months ended June 30, 2014 was $2.9 million, or a decrease of 11.0%, compared to income tax expense of $3.3 million for the three months ended June 30, 2013. Our effective tax rate was 40.4% and 39.2% during the three months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, our effective tax rate estimate for the year ended December 31, 2014 differed from the statutory rate primarily due to tax charges associated with the implementation of our global corporate restructuring plan in the first fiscal quarter of 2014, non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which is partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options. As of June 30, 2013, our effective tax rate estimate for the year ended December 31, 2013 differed from the statutory rate primarily due to non-deductible stock based compensation expense and state taxes, which is partially offset by the effect of different statutory tax rates in foreign jurisdictions.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013. Our income tax expense for the six months ended June 30, 2014 was $7.2 million, or a decrease of 8.1%, compared to income tax expense of $7.8 million for the six months ended June 30, 2013. Our effective tax rate was 40.9 % and 39.3% during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, our effective tax rate estimate for the year ended December 31, 2014 differed from the statutory rate primarily due to tax charges associated with the implementation of our global corporate restructuring plan in the first fiscal quarter of 2014, non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which is partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options. As of June 30, 2013, our effective tax rate estimate for the year ended December 31, 2013 differed from the statutory rate primarily due to non-deductible stock based compensation expense and state taxes, which is partially offset by the effect of different statutory tax rates in foreign jurisdictions.

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

Liquidity and Capital Resources

Since our inception, we have funded our operations and acquisitions primarily through private placements of our preferred stock, the issuance of equity securities through our initial public offering and follow-on public offering, bank borrowings and cash flows from operations. During 2013, we received approximately $49.1 million of net proceeds, after deducting underwriting discounts and commissions and offering expenses, from the sale of shares of our Series 1 common stock by us in our follow-on public offering and we received $85.4 million of net proceeds, after deducting underwriting discounts and commissions and offering expenses, from the sale of shares of our Series 1 common stock by us in our initial public offering. As of June 30, 2014, we had $213.9 million in cash and cash equivalents, compared to $165.9 million at December 31, 2013. At June 30, 2014, certain of our foreign subsidiaries held approximately $23.3 million of our cash and cash equivalents. If these assets were distributed to the U.S., we might be subject to additional U.S. taxes in certain circumstances (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We have not provided for these taxes because we consider these assets to be permanently reinvested in our foreign subsidiaries. We have no plans or intentions to repatriate cumulative earnings of our foreign subsidiaries through June 30, 2014.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$36,467	$27,913
Net cash used in investing activities	(3,635)	(4,309)
Net cash provided by (used in) financing activities	14,997	(5,636)
Effects of foreign currency exchange rate on cash	195	(239)

Net change in cash and cash equivalents	48,024	17,729
Cash and cash equivalents at beginning of the period	165,881	97,142

Cash and cash equivalents at end of the period	$213,905	$114,871

Net Cash Provided by Operating Activities

Cash provided by operating activities primarily consists of our net income adjusted for certain non-cash items and the effect of changes in operating assets and liabilities. Net cash provided by operating activities was $36.5 million and $27.9 million during the six months ended June 30, 2014 and 2013, respectively.

During the six months ended June 30, 2014, cash flows from operating activities were primarily generated through net income of $10.4 million, including the impact of depreciation and amortization expense of $8.3 million, stock-based compensation expense of $11.4 million, amortization of deferred compensation of $2.5 million, other non-cash charges of $1.4 million, net and $14.9 million from changes in cash flows associated with operating assets and liabilities, offset by excess income tax benefits from stock-based compensation of $10.5 million and a deferred income tax benefit of $1.8 million. The changes in cash flows associated with operating assets and liabilities were primarily driven by a decrease in accounts receivable of $16.8 million due to a seasonal decrease in net revenues following the fourth quarter, which was partially offset by other changes in operating assets and liabilities of $1.9 million.

During the six months ended June 30, 2013, cash flows from operating activities were primarily generated through net income of $12.1 million, including the impact of depreciation and amortization expense of $6.5 million, stock-based compensation expense of $4.5 million, amortization of deferred compensation of $0.9 million, other non-cash charges of $0.5 million, net, and $4.2 million from changes in cash flows associated with operating assets and liabilities, offset by a deferred income tax benefit of $0.8 million. The changes in cash flows associated with operating assets and liabilities were primarily driven by a decrease in accounts receivable of $6.5 million due to a seasonal decrease in net revenues following the fourth quarter, which was partially offset by $2.3 million of other changes in cash flows associated with operating assets and liabilities.

Net Cash Used in Investing Activities

Our primary investing activities consist of business acquisitions and purchases of property and equipment. Net cash used in investing activities was $3.6 million and $4.3 million during the six months ended June 30, 2014 and 2013, respectively. We used $1.9 million to acquire the business of Actiepagina.nl in the six months ended June 30, 2013. The remainder of our investing activities during these periods was primarily comprised of purchases of computer equipment and software, office furniture and fixtures, leasehold improvements and domain names. As we expand our business and facilities, we intend to purchase additional technology resources and invest in our operating facilities. We may have acquisitions in the future that could have a material impact on our cash flows and operations.

Net Cash Used in Financing Activities

Our primary financing activities consisted of repayments of our senior debt and notes payable issued in connection with acquisitions and the exercise of stock options by employees. Net cash provided by financing activities was $15.0 million in the six months ended June 30, 2014. Net cash used in financing activities was $5.6 million in the six months ended June 30, 2013.

During the six months ended June 30, 2014, and 2013, we used $5.3 million and $6.2 million, respectively, to repay a portion of our senior debt and certain seller notes payable. The remainder of our financing activities during these periods was primarily composed of proceeds from the exercise of stock options by employees of $9.8 million and $0.6 million during the six months ended June 30, 2014 and 2013, respectively, and the excess income tax benefit from stock-based compensation of $10.5 million during the six months ended June 30, 2014.

Capital Resources

We believe that our existing cash and cash equivalents and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. As of June 30, 2014, we had $36.0 million in long term debt outstanding, $13.3 million of which is classified as current maturities, and $111.5 million available for borrowing under the revolving credit facility.

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

Off-Balance Sheet Arrangements

For the six months ended June 30, 2014, we did not, and we do not currently, have any off-balance sheet arrangements.

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

JOBS Act

The Jumpstart Our Business Startups Act of 2012, or JOBS Act, contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurred after December 8, 2011 and whose annual gross revenues are less than $1.0 billion will, in general, qualify as an “emerging growth company” until the earliest of:

•	the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;

•	the last day of its fiscal year in which it has annual gross revenue of $1.0 billion or more;

•	the date on which it has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and

•	the date on which it is deemed to be a “large accelerated filer,” which will occur on the last day of the fiscal year in which the company (a) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (b) has been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months and (c) has filed at least one annual report pursuant to the Securities Act of 1934, as amended.

Under this definition, we are an “emerging growth company” and could remain one until as late as December 31, 2018. However, the aggregate worldwide market value of our common equity securities held by non-affiliates as of June 30, 2014 (the last business day of our most recently completed second fiscal quarter) exceeded $700 million, and we therefore will cease to satisfy the conditions of remaining an emerging growth company as of December 31, 2014.

As an “emerging growth company” we have chosen to rely on such exemptions and, for so long as we remain an emerging growth company, are therefore not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act”, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

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

The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all of our currency exposures as of June 30, 2014, assuming instantaneous and parallel shifts in exchange rates. As of June 30, 2014, our working capital surplus (defined as current assets less current liabilities) subject to foreign currency translation risk was $26.8 million. The potential decrease in net current assets from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates would be $2.7 million.

Interest Rate Risk

As of June 30, 2014, we had total notes payable of $36.0 million, including $29.8 million of variable interest rate debt based on 3-month LIBOR. Our variable interest rate debt is subject to interest rate risk because our interest payments will fluctuate with movements in the underlying 3-month LIBOR rate. A 100 basis point change in LIBOR rates would result in an increase in our interest expense of $0.3 million for the next 12 months based on current outstanding borrowings.

Our exposure to market risk on our cash and cash equivalents for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in the three and six months ended June  30, 2014.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Our SEM and SEO techniques have been developed to work with existing search algorithms utilized by the major search engines. Major search engines frequently modify their search algorithms. Changes in these algorithms could cause our websites to receive less favorable placements, which could reduce the number of users who visit our websites. For example, in May 2014 Google released an update to its search algorithm that impacted the rankings of all of our websites for certain keywords. In some of those instances, consumer traffic to our websites decreased when compared to traffic levels immediately prior to the algorithm update. We may be unable to modify our SEM and SEO strategies in response to any future search algorithm changes made by the major search engines, which could require a change in the strategy we use to generate consumer traffic to our websites.

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

If we are listed less prominently or fail to appear in search result listings for any reason, including as a result of our failure to successfully execute our SEM and SEO strategies, or our failure to comply with search engine guidelines and policies, it is likely that the number of visitors to our websites will decline. Any such decline in consumer traffic to our websites could adversely impact the number of purchases we generate for our retailers, which could adversely affect our net revenues. For example, in May 2014, Google released an update to its search algorithm that impacted the rankings of all our websites for certain keywords. In some of those instances, consumer traffic to our websites decreased when compared to traffic levels immediately prior to the algorithm update. We believe this negatively impacted our net revenues in the three month period ended June 30, 2014 and may continue to do so in the future. We may not be able to replace this traffic with the same volume of visitors or in the same cost-effective manner from other channels, such as cost-per-click search engine marketing or display or other advertising, or at all. An attempt to replace this traffic through other channels may require us to increase our sales and marketing expenditures, which would adversely affect our operating results and which may not be offset by additional net revenues.

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

If we are unable to attract new consumers and maintain or increase consumer traffic to our websites and use of our mobile applications, new retailers may choose not to use, and existing retailers may not continue to use, our solutions for their promotional campaigns, and our volume of new digital offer inventory may suffer as the perceived usefulness of our marketplace declines. If our existing retailers do not continue to use our solutions for their promotional campaigns, or if we are unable to attract and expand the amount of business we do with new retailers, our sales will decrease and our operating results will be adversely affected.

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

The market for digital offer solutions is highly competitive, fragmented and rapidly changing. Our competition for traffic from consumers seeking to save money on online or in-store purchases includes digital offer websites and mobile applications, cash back and loyalty websites and mobile applications, retailers, search engines, social networks, comparison shopping websites, newspapers and direct mail campaigns. Our competition for retailer marketing spend includes digital offer sites that offer a pay-for-performance model, search engines and social networks that compete for online advertising spend and television, magazines and newspapers that compete for offline advertising spend. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our profitability. We also expect competition in e-commerce generally, and digital offer solutions in particular, to continue to increase because there are no significant barriers to entry. A substantial number of digital offer websites, including those that attempt to replicate our business model, have emerged globally. In addition to such competitors, we are experiencing increasing competition from other businesses that provide digital offers similar to ours as an add-on to their core business. For example, Groupon, Living Social and Coupons.com are now providing digital offers, and Google and PayPal are now providing digital offers for in-store purchases. We also expect to compete against other Internet sites that serve niche markets and interests. In addition, we compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies that provide coupons and discounts on products and services.

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

Certain of our larger potential competitors may have the resources to significantly change the nature of the digital offer industry to their advantage, which could materially disadvantage us. For example, Google, PayPal, Yahoo!, Bing and Facebook have widely adopted industry platforms which they could leverage to distribute digital offers that could be disadvantageous to our competitive position. Google, in particular, now displays product-listing advertisements above the organic search results returned by its search engine in response to user searches, which may reduce the amount of traffic to our websites.

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, be able to devote greater resources to the development, promotion, sale and support of their products and services, have more extensive consumer bases and deeper relationships, and may have longer operating histories and greater name recognition than we have. As a result, these competitors may be better able to respond quickly to new technologies, develop deeper retailer relationships or offer services at lower prices. Any of these developments would make it more difficult for us to sell our solutions and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expense or the loss of market share.

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

We may also face competition from companies we do not yet know about. If existing or new companies develop, market or resell competitive digital offer solutions, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed.

We have experienced rapid growth in recent periods. If we fail to manage our growth, our financial performance may suffer.

We have expanded our overall business, consumer traffic, paid retailers, employee headcount and operations in recent periods. We increased our total number of full-time employees from 35 as of December 31, 2010 to 508 as of June 30, 2014. We have also established or acquired operations in other countries. In 2011, we acquired the business of VoucherCodes.co.uk, which is based in the U.K. In 2012, we acquired Bons-de-Reduction.com and Poulpeo.com, which are based in France, and relaunched Deals.com in Germany. In March 2013, we acquired Actiepagina.nl, which is based in the Netherlands. In July 2013, we acquired Ma-Reduc.com, which is based in France. In most of these instances, we previously had no presence in these countries. Our business is becoming increasingly complex, especially in light of the number of acquisitions we have integrated and are in the process of integrating. Our limited operating history, reliance on multiple websites and brands and our rapid expansion have placed, and will continue to place, a significant strain on our managerial, operational, product development, sales and marketing, administrative, financial and other resources.

We expect to continue to increase headcount and to hire more specialized personnel in the future. We will need to continue to hire, train and manage additional qualified website and mobile application developers, software engineers, partner management personnel and sales and marketing staff in order to improve and maintain our technology to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed.

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

Since the majority of our expenses are personnel-related and include salaries and stock-based compensation, benefits and incentive-based compensation plan expenses, we have not experienced significant seasonal fluctuations in the timing of our expenses from period to period other than increases in discretionary advertising and promotional spending during the third and fourth quarter holiday shopping period. We plan to continue to increase our investment in sales and marketing and product development substantially as we seek to leverage our solution to capitalize on what we see as a growing global opportunity. We also expect that our general and administrative expense will increase both to support our growing operations and manage increased costs of operating as a public company. For the foregoing reasons or other reasons we may not anticipate, historical patterns should not be considered indicative of our future sales activity, expenditure levels or performance.

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

The business of selling goods and services over the Internet, and the use of digital offers in those transactions, is dynamic and relatively new. Concerns about fraud, privacy and other challenges may discourage additional consumers from adopting the Internet as a medium of commerce. Acquiring new customers for our marketplace and increasing consumer traffic may become more difficult and costly than it has been in the past, particularly in markets where our marketplace has been available for some time. In order to increase consumer traffic to our websites and use of our mobile applications, we must appeal to consumers who historically have used traditional means of commerce to purchase goods and services and may prefer alternatives to our websites and mobile applications, such as the retailer’s own website or mobile application. If these consumers prove to be less active than consumers who are already providing traffic to our websites or using our mobile applications, or we are unable to gain efficiencies in our operating costs, including our cost of increasing consumer traffic to our websites or increasing the number of mobile application sessions, our business could be adversely impacted. Furthermore, to the extent that weak economic conditions cause consumer spending to decline or cause our customers and potential customers to freeze or reduce their marketing budgets, particularly in the online retail market, demand for our solutions may be negatively affected.

Consumers are increasingly using mobile devices to access our content and if we are unsuccessful in expanding the capabilities of our digital offer solutions for our mobile platforms to allow us to generate net revenues as effectively as our desktop platforms, our net revenues could decline.

Web usage and the consumption of digital content are increasingly shifting to mobile platforms such as smartphones, tablets and other connected devices. Industry-wide solutions to monetize digital offer content effectively on these platforms are at an early stage of development and the future demand and growth prospects for digital offer content on these mobile platforms are uncertain.

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

Further, to deliver high quality mobile offerings, it is important that our solutions integrate with a range of other mobile technologies, systems, networks and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards. For example, many retailers today do not recognize affiliate tracking links on their mobile websites or applications, and affiliate tracking links on mobile websites or applications may not function to allow retailers’ sales to be attributed to us. As a result, we may not receive commission revenues when a consumer executes a purchase on the retailer’s platform after clicking through a digital offer displayed on our mobile websites or in our mobile applications. If retailers fail to recognize affiliate tracking links on their mobile websites or applications, or affiliate tracking links on mobile websites or applications do not function to allow retailers’ sales to be attributed to us and our mobile traffic continues to increase or represent a higher percentage of our consumer traffic, our business could be harmed and our operating results could be adversely affected.

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

Our success depends on our ability to provide consumers with the digital offers they seek. A substantial majority of our revenues come from arrangements in which we are paid by retailers to promote their digital offers. Additionally, approximately one-third of the digital offers on our websites are submitted by users. Therefore, we do not own or control the inventory of content upon which our business depends. Because a large number of our digital offers are submitted by users, our efforts to ensure the quality and reliability of those digital offers are critical to our success. From time to time consumers submit complaints that our digital offers are invalid or expired. If our algorithms and automated processes for validating and sorting user-submitted digital offers are ineffective, or if our employees responsible for manual review and curation of user-submitted digital offers are unable to effectively select and sort the digital offers that are reliable and most appealing to our users, we may be unable meet the needs of consumers and our operating results may be adversely affected.

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

We deliver digital offers via our websites, mobile applications, email newsletter and alerts and social media presence, and we collect and maintain data about consumers, including personally identifiable information, as well as other confidential or proprietary information. Our security measures may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by our platform or that we or our third-party service providers otherwise maintain. Breaches of our security measures or those of our third-party service providers could result in unauthorized access to our platform or other systems; unauthorized access to and misappropriation of consumer information, including consumers’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our platform; deletion or modification of content, or the display of unauthorized content, on our websites or our mobile applications; or a denial of service or other interruption in our operations. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers, we and they may be unable to anticipate these attacks or to implement adequate preventative measures. Any actual or perceived breach of our security could damage our reputation and brand, expose us to a risk of loss or litigation and possible liability, require us to expend significant capital and other resources to alleviate problems caused by such breaches and deter consumers and retailers from using our online marketplace, which would harm our business, financial condition and operating results.

Interruptions or delays in service from third-party data center hosting facilities and other third parties could impair the delivery of our solutions and harm our business.

We operate our business using third-party data center hosting facilities located in California, Virginia, the U.K., France, Germany, Ireland and the Netherlands. All of our data gathering and analytics are conducted on, and the content we deliver is processed through, servers in these facilities. We also rely on bandwidth providers, Internet service providers and mobile networks to deliver content. Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our service.

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

Additionally, the EU has traditionally imposed more strict obligations under data privacy laws and regulations. Individual EU member countries have had discretion with respect to their interpretation and implementation of EU data privacy laws, resulting in variation of privacy standards from country to country. Legislation and regulation in the EU and some EU member states requires companies to obtain specific types of notice and consent from consumers before using cookies or other tracking technologies. To comply with these requirements, the use of cookies or other similar technologies may require the user’s affirmative, opt-in consent. Additionally, in January 2012, the European Commission announced significant proposed reforms to its existing data protection legal framework that, if implemented, may result in a greater compliance burden with respect to our operations in Europe. There remains uncertainty surrounding these proposed reforms both with respect to their scope and if and when they will be implemented.

Changes in global privacy laws and regulations and self-regulatory regimes may force us to incur substantial costs or require us to change our business practices. This could compromise our ability to pursue our growth strategies effectively and may adversely affect the demand for our solutions or otherwise harm our business and financial condition. For instance, new privacy laws or regulations or changed interpretations of existing laws or regulations could require performance marketing networks or us to take additional measures to facilitate consumer privacy preferences or to limit or cease altogether the collection, use or disclosure of data. For example, one potential restriction on the use of cookies would allow a website that a consumer has elected to visit to continue to place cookies on the user’s browser without explicit consent, but would require the user’s explicit consent for a third party to place its cookies on the user’s browser. A recent FTC staff report also recommends that websites offer consumers a choice about whether the owner of the website can use third parties to track the consumer’s activity for certain purposes. We are dependent on third parties, including performance marketing networks, to place cookies on browsers of users that visit our websites. If in the future we are restricted from allowing cookies, if there is a material increase in the number of users who choose to opt out or block cookies and other tracking technologies, or if performance marketing networks’ cookies or other tracking mechanisms otherwise do not function properly, our ability to generate net revenues would be significantly impaired.

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

Consumers may become increasingly resistant to the collection, use and sharing of information online, including information used to deliver advertising and to attribute credit to publishers such as us in performance marketing programs, and take steps to prevent such collection, use and sharing of information. For example, consumer complaints and/or lawsuits regarding online advertising or the use of cookies or other tracking technologies in general and our practices specifically could adversely impact our business.

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

The information on our websites and mobile applications that is provided by performance marketing networks and retailers and collected from third parties relates to digital offers from retailers. We are exposed to the risk that some of this content may contain inaccurate or outdated information about retailer products or services or the discounts thereon, or digital offers that are not made available or intended to be made available to all consumers. This could cause consumers and retailers to lose confidence in the information provided on our platform or become dissatisfied with our platform and result in lawsuits being filed against us.

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

In 2008, New York implemented regulations that require retailers to collect and remit sales taxes on sales made to residents of New York if the publisher that facilitated that sale is a New York resident. In 2011, California passed similar regulations, and several other states have proposed similar regulations, although some of the regulations proposed by these other states have not passed. In addition, the State of New Jersey, a state in which we have operations, passed similar regulations on July 1, 2014. The requirement to collect and remit sales tax in New Jersey has not had a material impact on our results of operations to date. However, in the future, paid retailers in our marketplace that do not currently have sales tax nexus in New Jersey may significantly alter the manner in which they pay us, cease paying us for sales we facilitate for that retailer in New Jersey or cease using our marketplace, each of which could adversely impact our operating results. Further, if Texas were to pass similar regulations, we believe a substantial number of the paid retailers in our marketplace would cease paying us for sales we facilitate for that retailer in Texas, significantly alter the manner in which they pay us or cease using our marketplace. This would decrease our sales and our business, financial condition and operating results would be adversely affected.

The growth of e-commerce and m-commerce in the U.S. could suffer if the federal government implements new regulations that obligate retailers, or permit states to obligate retailers, to collect sales taxes from consumers on certain e-commerce or m-commerce transactions, which would adversely affect our growth.

Legislation introduced in the 113th Congress in 2013, including H.R. 684 and S. 336, and approved by the U.S. Senate in May 2014, would grant states the authority to require out-of-state retailers to collect and remit sales taxes. The adoption of remote sales tax collection legislation would result in the imposition of sales taxes and additional costs associated with complex sales tax collection, remittance and audit compliance requirements on many of our retailers, which would make selling online or through mobile applications less attractive for these retailers. Additionally, the introduction of new or increased taxes applicable to online transactions could make online purchases less attractive to consumers relative to in-store retail purchases. These changes could substantially impair the growth of e-commerce and m-commerce in the U.S., and could diminish our opportunity to derive financial benefit from our activities in the U.S.

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

Effective trade secret, patent, copyright, trademark and domain name protection is expensive to obtain, develop and maintain, both in terms of initial and ongoing registration or prosecution requirements and expenses and the costs of defending our rights. We are seeking to protect our patentable technology, trademarks and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming. We have two patents issued and 40 pending patent applications, including eight provisional applications. We do not know whether any of our pending patent applications will result in the issuance of additional patents or whether the examination process will require us to narrow our claims or we may otherwise be unable to obtain patent protection for the technology covered in our pending patent applications. Our patents, trademarks and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Moreover, any issued patents may not provide us with a competitive advantage and, as with any technology, competitors may be able to develop similar or superior technologies to our own, now or in the future.

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

We use open source software in our solutions and will use open source software in the future. Some licenses governing our use of open source software contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses, if we combine our proprietary software with open source software in certain manners. Although we monitor our use of open source software, we cannot assure you that all open source software is reviewed prior to use in our solutions, that our developers have not incorporated open source software into our solutions, or that they will not do so in the future. Additionally, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts. There is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our solutions. In addition, the terms of open source software licenses may require us to provide software that we develop using such open source software to others on unfavorable license terms. As a result of our current or future use of open source software, we may face claims or litigation, be required to release our proprietary source code, pay damages for breach of contract, re-engineer our solutions, discontinue making our solutions available in the event re-engineering cannot be accomplished on a timely basis or take other remedial action. Any such re-engineering or other remedial efforts could require significant additional research and development resources, and we may not be able to successfully complete any such re-engineering or other remedial efforts. Further, in addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business, financial condition and operating results.

We are subject to international business uncertainties that could adversely affect our operations and operating results.

Our net revenues from operations outside the U.S. comprised 22.5% of our net revenues for the six months ended June 30, 2014, and we expect this percentage to increase in the future. Currently, we have operations in the U.K., France, the Netherlands and Germany. We intend to expand our existing operations in these countries as well as establish a presence in additional countries to grow our international sales. Operating in foreign countries requires significant resources and management attention, and we have limited experience entering new geographic markets. In addition, the varying commercial and Internet infrastructure in other countries may make it difficult for us to replicate our business model. In many countries, we compete with local companies that have more experience in their respective markets than we do, and we may not benefit from first-to-market advantages. To achieve widespread acceptance in new countries and markets, we must continue to tailor our solutions and business model to the unique circumstances of such countries and markets, which can be difficult and costly. Failure to adapt practices and models effectively to each country into which we expand could slow our international growth. We cannot assure you that our international efforts will be successful. International sales and operations may be subject to risks such as:

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

Since our inception, we have completed more than 10 acquisitions, and we may continue to make acquisitions in the future. Our success will depend in part on our ability to identify, negotiate, and complete acquisitions, and integrate the acquired businesses and, if necessary, satisfactory debt or equity financing to fund those acquisitions. As is the case with our current debt facility, if we finance an acquisition with debt financing, we will incur interest expense and may have to comply with financing covenants or secure the debt obligations with our assets. Mergers and acquisitions are inherently risky, and any mergers and acquisitions we complete may not be successful. Any mergers and acquisitions we undertake in the future would involve numerous risks, any of which could have a material adverse effect on our business and the market price of our common stock, including the following:

•	use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions, which may limit our operational flexibility and other potential uses of our cash, including stock repurchases, dividend payments and retirement of outstanding indebtedness;

•	expected and unexpected costs incurred in identifying and pursuing acquisitions and performing due diligence on potential acquisition targets that may or may not be successful;

•	failure of the acquired company to achieve anticipated consumer traffic or mobile application sessions, revenue, earnings or cash flows;

•	our responsibility for the liabilities of the businesses we acquire, including the assumption of liabilities that were not disclosed to us or that exceed our estimates;

•	difficulties in integrating and managing the combined operations, technologies and solutions;

•	failure to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company, including issues related to intellectual property, solution quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues;

•	diversion of management’s attention or other resources from our existing business;

•	inability to maintain the key business relationships and the reputations of the businesses we acquire;

•	difficulties in assigning or transferring technology or intellectual property licensed by acquired companies from third parties to us or our subsidiaries;

•	uncertainty of entry into markets in which we have limited or no prior experience or in which competitors have stronger market positions;

•	our dependence on unfamiliar retailers or performance marketing networks of the companies we acquire;

•	insufficient incremental revenue to offset our increased expenses associated with acquisitions;

•	our inability to maintain internal standards, controls, procedures and policies;

•	challenges in integrating and auditing the financial statements of acquired companies that have not historically prepared financial statements in accordance with U.S. generally accepted accounting principles;

•	impairment of goodwill or other intangible assets such as trademarks or other intellectual property arising from acquisitions;

•	amortization of expenses related to acquired intangible assets and other adverse accounting consequences;

•	potential loss of key employees from the companies we acquire; and

•	dilution of our stockholders’ ownership interests if we finance all or a portion of the purchase price of any acquisition by issuing equity.

Further, we rely heavily on the representations and warranties provided to us by the sellers of acquired companies and assets, including as they relate to creation of, ownership of and rights in intellectual property, existence of open source code, existence of encumbrances and operating restrictions and compliance with laws and contractual requirements. If any of these representations and warranties are inaccurate or breached, such inaccuracy or breach could result in costly litigation and assessment of liability for which there may not be adequate recourse against such sellers, in part due to contractual time limitations and limitations of liability.

We may need additional capital in the future, which may not be available to us on favorable terms, or at all, and may dilute your ownership of our Series 1 common stock.

We have an aggregate of 84,599,483 shares of Series 1 common stock authorized but unissued and not reserved for issuance under our stock option plans or otherwise. We may issue all of these shares without any action or approval by our stockholders, subject to certain limitations of the NASDAQ Global Select Market. We may require additional capital from equity or debt financing in the future in order to take advantage of strategic opportunities, or to support our existing business. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility, including our ability to issue or repurchase equity, develop new or enhanced existing products, complete acquisitions or otherwise take advantage of business opportunities. If we raise additional funds or finance acquisitions through further issuances of equity, convertible debt securities or other securities convertible into equity, you and our other stockholders could suffer significant dilution in your percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our Series 1 common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

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

We believe that a critical component of our success has been our corporate culture, which we believe fosters innovation, encourages teamwork, cultivates creativity and promotes focus on execution. We have invested and continue to invest substantial time, energy and resources in building a highly collaborative team that works together effectively in an environment designed to promote openness, honesty, mutual respect and the pursuit of common goals. As we continue to develop the infrastructure of a public company and continue to grow, we may find it difficult to maintain these valuable aspects of our corporate culture and to attract competent personnel who are willing to embrace our culture. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain personnel, encourage innovation and teamwork and effectively focus on and pursue our corporate objectives.

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

Cash inflows and outflows in our international operations are typically denominated in currencies other than the U.S. dollar, which is our functional currency for financial reporting purposes. For the six months ended June 30, 2014 and for 2013, approximately 22.5% and 20.6%, respectively, of our net revenues were denominated in such foreign currencies. Our reliance on foreign currencies subjects our financial results to fluctuations in currency exchange rates and changes in the proportion of our net revenues and expenses attributable to each of our foreign locations. We recognized a foreign exchange gain of $0.7 million in 2013 and a foreign exchange loss of $0.3 million in the six months ended June 30, 2014. In addition, we expect our exposure to fluctuations in foreign exchange rates to increase as we expand our business in existing and new international markets. Although we did not engage in any hedging activities relating to foreign currency in the six months ended June 30, 2014, we may in the future enter into hedging arrangements in order to manage foreign currency translation but such activity may not completely eliminate fluctuations in our operating results. Foreign currency exchange rate fluctuations could adversely impact our profitability.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, including the risk factors described in this section of the Quarterly Report on Form 10-Q, and other factors beyond our control. Factors affecting the trading price of our common stock include:

•	variations in our operating results or the operating results of similar companies;

•	announcements of technological innovations, new services or service enhancements and strategic alliances or agreements by us or by our competitors;

•	periodic changes to search engine algorithms that lead to actual or perceived decreases in traffic to our websites;

•	marketing and advertising initiatives by us or our competitors;

•	the gain or loss of retailer relationships;

•	threatened or actual litigation;

•	major changes in our management;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that follow our Series 1 common stock;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	the overall performance of the equity markets;

•	sales of shares of our Series 1 common stock by existing stockholders, including our directors and executive officers and their affiliates;

•	volatility in our stock price, which may lead to higher stock-based compensation expense under applicable accounting standards;

•	raising additional capital from any equity or debt financing in the future;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business; and

•	the market’s reaction to our reduced disclosure as a result of being an emerging growth company under the JOBS Act.

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

As of June 30, 2014, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 30.7% of our outstanding Series 1 common stock. This concentration of ownership may adversely affect the trading price for our Series 1 common stock because investors often perceive disadvantages in owning stock in companies with concentrated ownership. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

As of June 30, 2014 we had 53,919,234 shares of common stock outstanding. Shares beneficially owned by our affiliates and employees are subject to volume and other restrictions under Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, various vesting agreements, our insider trading policy and any applicable 10b5-1 trading plan.

In addition, we have registered 12,896,037 shares of Series 1 common stock that we have issued and may issue under our equity plans (1,414,754 shares of which were issued and outstanding as of June 30, 2014), which includes 2,633,842 shares of Series 1 common stock that were added to our equity plans in January 2014 by virtue of those plans’ evergreen provisions. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our named executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our Series 1 common stock. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of June 30, 2014, holders of approximately 27.9% of our common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.

We have incurred and will continue to incur significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our operations and financial results.

We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company, and greater expenditures may be necessary in the future with the advent of new laws, regulations and stock exchange listing requirements pertaining to public companies. These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Public Company Accounting Oversight Board and the NASDAQ Global Select Market, impose additional reporting and other obligations on public companies. Compliance with public company requirements has increased our costs and made some activities more time-consuming. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, we will have incurred and will continue to incur additional expenses associated with our SEC reporting requirements. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase our costs.

Since we are currently an emerging growth company as defined in the JOBS Act, we have been able to take advantage of certain exemptions from various requirements that are applicable to public companies that are not emerging growth companies, including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will no longer be able to take advantage of these exemptions beginning on December 31, 2014, when we will lose our status as an emerging growth company. Our inability to continue to take advantage of these exemptions may place additional strain on our resources and divert our management’s attention from other business concerns, which could harm our business and operating results.

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

As an “emerging growth company” under the JOBS Act, we have relied on exemptions from certain disclosure requirements, which could make our common stock less attractive to investors.

As an “emerging growth company” under the JOBS Act, we are permitted to rely, and have relied, on exemptions from certain disclosure requirements. In particular, we did not include all of the executive compensation related information that would have been required in our proxy statement filed March 14, 2014 if we were not an emerging growth company. In addition, as an emerging growth company, we have not been required to:

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

We will cease to be an emerging growth company on December 31, 2014, the day on which we will be deemed to be a “large accelerated filer” under the Exchange Act because the aggregate worldwide market value of our common securities held by non affiliates as of June 30, 2014 exceeded $700 million. Nonetheless, we cannot predict whether investors will find our common stock less attractive to the extent we have relied on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

With the net proceeds of our IPO and our follow-on public offering, we (i) paid in full accumulated dividends on our previously outstanding shares of preferred stock, which totaled approximately $52.5 million, (ii) repaid the outstanding principal and accrued interest on seller notes issued in connection with our acquisition of eConversions Limited in 2011, which totaled approximately $6.6 million, (iii) repaid $1.75 million of our senior debt in October 2013, (iv) acquired YSL Ventures, Inc. in October 2013 for approximately $11.6 million in cash consideration and entered into deferred compensation arrangements with the former owners of YSL Ventures, Inc., which totaled approximately $6.2 million, (v) repaid $1.75 million of our senior debt in each of January 2014, April 2014, and July 2014 and (vi) repaid the outstanding principal and accrued interest on seller notes issued in conjunction with our acquisition of Bons-de-Reduction.com and Poulpeo.com in 2012, which totaled approximately $1.8 million.

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

RETAILMENOT, INC.

Date: August 6, 2014	By:	/s/ G. Cotter Cunningham
	Name:	G. Cotter Cunningham
	Title:	President and Chief Executive Officer

Date: August 6, 2014	By:	/s/ Douglas C. Jeffries
	Name:	Douglas C. Jeffries
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1*	Sixth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 23, 2013).

3.2*	Amended and Restated Bylaws (filed as Exhibit 3.4 to the Registrant’s Form S-1 Registration Statement, as amended, filed with the Securities and Exchange Commission on July 8, 2013 (Registration No. 333-189397)).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Incorporated herein by reference to the indicated filing.
**	Furnished herewith.
***	Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under these sections