Form 10-Q
period 2014-09-30
RetailMeNot, Inc.
filed 2014-11-06
CIK 1475274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,066,673 shares of Series 1 Common Stock, $0.001 par value per share as of October 30, 2014.

RETAILMENOT, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

RETAILMENOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of September 30, 2014	As of December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$215,694	$165,881
Accounts receivable (net of allowance for doubtful accounts of $1,788 and $867 at September 30, 2014 and December 31, 2013, respectively)	42,212	59,286
Prepaid assets and other current assets, net	14,926	10,661

Total current assets	272,832	235,828
Property and equipment, net	15,267	10,317
Intangible assets, net	73,803	80,813
Goodwill	177,863	179,659
Other assets, net	4,665	5,465

Total assets	$544,430	$512,082

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,158	$6,217
Accrued compensation and benefits	10,300	9,875
Accrued expenses and other current liabilities	5,753	5,586
Income taxes payable	2,480	4,835
Current maturities of long term debt	7,000	15,063

Total current liabilities	29,691	41,576
Deferred tax liability—noncurrent	3,620	8,796
Long term debt	21,000	26,250
Other noncurrent liabilities	6,749	4,151

Total liabilities	61,060	80,773

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Series 1 common stock: $0.001 par value, 150,000,000 shares authorized; 54,034,010 and 46,569,376 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	54	47
Series 2 common stock: $0.001 par value, 6,107,494 shares authorized; zero and 6,107,494 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	6
Additional paid-in capital	508,513	467,461
Accumulated other comprehensive income (loss)	(383)	1,538
Accumulated deficit	(24,814)	(37,743)

Total stockholders’ equity	483,370	431,309

Total liabilities and stockholders’ equity	$544,430	$512,082

See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenues	$56,470	$47,350	$177,246	$131,312
Costs and expenses:
Cost of net revenues	4,598	3,275	13,676	8,735
Product development	12,310	8,214	35,996	21,103
Sales and marketing	19,198	15,699	59,565	40,974
General and administrative	10,915	7,250	30,553	19,919
Amortization of purchased intangible assets	2,923	3,056	9,560	8,673
Other operating expenses	750	441	3,210	1,299

Total cost and expenses	50,694	37,935	152,560	100,703

Income from operations	5,776	9,415	24,686	30,609
Other income (expense):
Interest expense, net	(374)	(1,156)	(1,399)	(2,410)
Other income (expense), net	(674)	473	(974)	451

Income before income taxes	4,728	8,732	22,313	28,650
Provision for income taxes	(2,200)	(3,139)	(9,384)	(10,959)

Net income	$2,528	$5,593	$12,929	$17,691

Preferred stock dividends on participating preferred stock	—	(7,752)	—	(19,928)

Total undistributed earnings (loss)	2,528	(2,159)	12,929	(2,237)
Undistributed earnings (loss) allocated to participating preferred stock	—	—	—	—

Net income (loss) attributable to common stockholders	$2,528	$(2,159)	$12,929	$(2,237)

Net income (loss) per share attributable to common stockholders:
Basic	$0.05	$(0.06)	$0.24	$(0.16)

Diluted	$0.05	$(0.06)	$0.23	$(0.16)

Weighted average number of common shares used in computing net income (loss) per share:
Basic	53,999	38,235	53,668	13,703

Diluted	55,086	38,235	55,366	13,703

See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$2,528	$5,593	$12,929	$17,691
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(2,383)	3,397	(1,921)	452

Comprehensive income	$145	$8,990	$11,008	$18,143

See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$12,929	$17,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,159	10,076
Stock-based compensation expense	17,708	7,068
Deferred income tax benefit	(2,796)	(2,853)
Excess income tax benefit from stock-based compensation and other	(12,004)	(1,287)
Non-cash interest expense	290	900
Amortization of deferred compensation	3,210	1,301
Other non-cash expense and fair value change in liabilities, net	942	(64)
Provision for doubtful accounts receivable	1,967	142
Changes in operating assets and liabilities:
Accounts receivable, net	14,557	2,323
Prepaid expenses and other current assets, net	416	(1,723)
Accounts payable	(735)	(1,347)
Accrued expenses and other current liabilities	2,245	3,269
Other noncurrent assets and liabilities	676	(530)

Net cash provided by operating activities	51,564	34,966

Cash flows from investing activities:
Payments for acquisition of businesses, net of acquired cash	(75)	(16,400)
Purchase of property and equipment	(6,854)	(4,160)
Purchase of other assets	(3,386)	(851)

Net cash used in investing activities	(10,315)	(21,411)

Cash flows from financing activities:
Proceeds from notes payable, net of issuance costs	—	33,069
Payments on notes payable	(13,273)	(37,175)
Proceeds from exercise of options and warrants to purchase common stock	10,627	1,652
Excess income tax benefit from stock-based compensation and other	12,004	1,287
Payments of preferred stock dividends	—	(58,682)
Proceeds from initial public offering, net of offering costs	—	85,365
Payments of offering costs for follow-on offering	(61)	—
Payments for repurchase of common stock	(6)	—
Payments of principal on capital lease arrangements	(7)	(8)

Net cash provided by financing activities	9,284	25,508

Effect of foreign currency exchange rate on cash	(720)	203

Change in cash and cash equivalents	49,813	39,266
Cash and cash equivalents, beginning of period	165,881	97,142

Cash and cash equivalents, end of period	$215,694	$136,408

Supplemental disclosure of cash flow information
Interest payments	$1,403	$1,777
Income tax payments	$7,854	$12,479
Supplemental disclosure of non-cash investing activities
Issuance of notes payable in connection with acquisition	$—	$6,085

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2013, which are included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other period.

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

Property and Equipment, Net

Property and equipment, net includes assets such as furniture and fixtures, leasehold improvements, computer hardware, office and telephone equipment and certain capitalized internally developed software and website development costs. We record property and equipment at cost less accumulated depreciation and amortization, using the straight-line method. Ordinary maintenance and repairs are charged to expense, while expenditures that extend the physical or economic life of the assets are capitalized. Property and equipment are depreciated over their estimated economic lives, which range from three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the lease term. Capitalized internally developed software and website development costs are depreciated over their estimated useful lives, which range from two to three years. We perform reviews for the impairment of property and equipment when management believes events or circumstances indicate the carrying amount of an asset may not be recoverable.

Goodwill and Other Intangible Assets

Goodwill arises from business combinations and is measured as the excess of the cost of the business acquired over the sum of the acquisition-date fair values of tangible and identifiable intangible assets acquired, less any liabilities assumed.

We evaluate goodwill for impairment annually on October 1, during the fourth quarter of each year, or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. Events or circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or in legal factors, an adverse action or assessment by a regulator, a loss of key personnel, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant underperformance relative to operating performance indicators and significant changes in competition.

We evaluate the recoverability of goodwill using a two-step impairment process tested at our sole reporting segment level. In the first step, the fair value for our reporting unit is compared to our book value including goodwill. If the fair value is less than the book value, a second step is performed that compares the implied fair value of goodwill to the book value of the goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the sole reporting segment and the net fair value of the identifiable assets and liabilities excluding goodwill. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment charge in the consolidated statements of operations. If, after assessing the totality of events or circumstances, we determine that it is not more likely than not that the fair value of our reporting unit is less than its carrying amount, then the quantitative impairment tests are unnecessary.

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

Our payment arrangements with paid retailers are both direct and through performance marketing networks, which act as intermediaries between the paid retailers and us. No paid retailer individually accounted for more than 10% of net revenues or accounts receivable as of and for the three and nine months ended September 30, 2014 and 2013.

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

Product Development

Our product development expense consists primarily of personnel costs of our product management and software engineering teams, as well as fees paid to third-party contractors and consultants engaged in the design, development, testing and improvement of the functionality and user experience of our websites and mobile applications

General and Administrative Expense

Our general and administrative expense represents personnel costs for employees involved in general corporate functions, including finance, accounting, legal and human resources, among others. Additional costs included in general and administrative expense include professional fees for legal, audit and other consulting services, travel and entertainment, charitable contributions, recruiting, allocated facility and general information technology costs and other general corporate overhead expenses.

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

Foreign Currency

Our operations outside of the U.S. generally use the local currency as their functional currency. Assets and liabilities for these operations are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average exchange rates for the period. Foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss). Gains and losses from foreign currency denominated transactions are recorded in other income (expense), net in our consolidated statements of operations.

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

3. Goodwill and Other Intangible Assets

Changes in our goodwill balance for the year ended December 31, 2013 and the nine months ended September 30, 2014 are summarized in the table below (in thousands):

Balance at December 31, 2012	$152,755
Acquired in business combinations	24,923
Foreign currency translation adjustment	1,981

Balance at December 31, 2013	179,659
Acquired in business combinations	75
Foreign currency translation adjustment	(1,871)

Balance at September 30, 2014	$177,863

Intangible assets consisted of the following as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	Weighted- Average Amortization	Estimated	September 30, 2014
	Period (Months)	Useful Life (Months)	Gross	Accumulated Amortization	Net
Customer relationships	180	180	$16,187	$(4,170)	$12,017
Marketing-related	165	48-180	77,702	(21,233)	56,469
Contract-based	58	12-60	19,830	(14,513)	5,317
Technology-based	12	12	7,828	(7,828)	—

Total intangible assets			$121,547	$(47,744)	$73,803

	Weighted- Average Amortization	Estimated	December 31, 2013
	Period (Months)	Useful Life (Months)	Gross	Accumulated Amortization	Net
Customer relationships	180	180	$16,244	$(3,368)	$12,876
Marketing-related	165	48-180	75,182	(17,035)	58,147
Contract-based	58	12-60	19,875	(11,528)	8,347
Technology-based	12	12	7,937	(6,494)	1,443

Total intangible assets			$119,238	$(38,425)	$80,813

4. Commitments and Contingencies

Operating Leases

We lease office space, including our corporate headquarters in Austin, Texas, under non-cancelable operating leases. Rent expense under these operating leases was $1.3 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively, and $3.6 million and $2.2 million for the nine months ended September 30, 2014 and 2013, respectively.

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

5. Stockholders’ Equity and Stock-Based Compensation

Common Stock

All share and per share information for all periods presented has been adjusted to reflect the effect of a four-for-one reverse stock split in June 2013. Our certificate of incorporation authorizes shares of stock as follows: 150,000,000 shares of Series 1 common stock, 6,107,494 shares of Series 2 common stock and 10,000,000 shares of preferred stock. The common and preferred stock have a par value of $0.001 per share. As of September 30, 2014 and December 31, 2013, 54,034,010 and 46,569,376 shares of Series 1 common stock were outstanding, respectively. As of September 30, 2014 and December 31, 2013, zero and 6,107,494 shares of Series 2 common stock were outstanding, respectively.

In March 2014, the holders of all 6,107,494 shares of Series 2 common stock outstanding converted such shares into 6,107,494 fully paid and nonassessable shares of Series 1 common stock. Following such conversion, no shares of Series 2 common stock remained outstanding.

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

Stock-based compensation expense for all employee share-based payment awards is based upon the grant date fair value. We recognize compensation costs, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for differences in actual forfeitures from our previous estimates. We recorded stock-based compensation expense of $6.3 million and $2.6 million for the three months ended September 30, 2014 and 2013, respectively, and $17.7 million and $7.1 million for the nine months ended September 30, 2014 and 2013, respectively. We include stock-based compensation expense in cost and expenses consistent with the classification of respective employees’ cash compensation in our consolidated statements of operations. Individuals exercised 1,333,571 and 428,851 stock options during the nine months ended September 30, 2014 and 2013, respectively.

The fair value of common stock options granted during the nine months ended September 30, 2014 and 2013 was estimated on the grant date using the Black-Scholes-Merton option-pricing model. The weighted-average assumptions for stock options granted are outlined in the following table:

	Nine Months Ended September 30,
	2014	2013
Expected volatility	56.4%	60.7%
Expected term (in years)	6.0	6.0
Risk-free rate of return	1.9%	1.2%
Expected dividend yield	—	—

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

The rights of the holders of Series 1 and Series 2 common stock are identical, except with respect to voting. Each share of Series 1 and Series 2 common stock is entitled to one vote per share; however holders of Series 2 common stock are not entitled to vote in connection with the election of the members of our board of directors. Shares of Series 2 common stock may be converted into shares of Series 1 common stock at any time at the option of the stockholder. As of September 30, 2014, no shares of Series 2 common stock were outstanding.

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

The following table sets forth the computation of basic and diluted loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$2,528	$5,593	$12,929	$17,691
Preferred stock dividends on participating preferred stock	—	(7,752)	—	(19,928)

Total undistributed earnings (loss)	2,528	(2,159)	12,929	(2,237)
Undistributed earnings (loss) allocated to participating preferred stock	—	—	—	—

Net income (loss) attributable to common stockholders	$2,528	$(2,159)	$12,929	$(2,237)

Net income (loss) per share attributable to common stockholders:
Basic	$0.05	$(0.06)	$0.24	$(0.16)

Diluted	$0.05	$(0.06)	$0.23	$(0.16)

Weighted average number of common shares used in computing net income (loss) per share:
Basic	53,999	38,235	53,668	13,703

Diluted	55,086	38,235	55,366	13,703

The following common equivalent shares were excluded from the diluted net loss per share calculation, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	2,866	2,681	1,254	2,091
Restricted stock units	1,102	—	470	—
Employee Stock Purchase Plan shares	53	—	37	—
Common stock warrants	—	—	—	134

Total	4,021	2,681	1,761	2,225

7. Fair Value Measurements

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. GAAP set forth a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers are Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop our own assumptions.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market deposit accounts	$167,106	$—	$—	$167,106

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market deposit account	$872	$—	$—	$872
Liabilities:
Interest rate swap agreement	$—	$12	$—	$12

Money market deposit accounts are reported on our consolidated balance sheets as cash and cash equivalents, and interest rate swap agreements are reported on our consolidated balance sheets as accrued expenses and other current liabilities. Fair value of our interest rate swap derivative has been determined using the present value of expected cash flows based on market observable interest rate yield curves commensurate with the term of the instrument. Our other financial instruments consist primarily of accounts receivable, accounts payable, accrued liabilities and notes payable. The carrying value of these assets and liabilities approximate their respective fair values as of September 30, 2014 and December 31, 2013 due to the short-term maturities, or in the case of our long-term notes payable, based on the variable interest rate feature. As of September 30, 2014 and December 31, 2013, no significant fair value adjustments were required for nonfinancial assets and liabilities.

8. Income Taxes

For the three and nine months ended September 30, 2014, we recorded income tax expense of $2.2 million and $9.4 million, respectively, resulting in an effective tax rate of 46.5% and 42.1%, respectively. For the three and nine months ended September 30, 2013, we recorded income tax expense of $3.1 million and $11.0 million, respectively, resulting in an effective tax rate of 35.9% and 38.3%, respectively. As of September 30, 2014, our effective tax rate estimate for the year ended December 31, 2014 differed from the statutory rate primarily due to tax charges associated with the implementation of our global corporate restructuring plan in the first fiscal quarter of 2014, non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which are partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options. As of September 30, 2013, our effective tax rate estimate for the year ended December 31, 2013 differed from the statutory rate primarily due to non-deductible stock based compensation expense and state taxes, which were partially offset by the effect of different statutory tax rates in foreign jurisdictions.

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

During the three and nine months ended September 30, 2014 and 2013, over 90% of our net revenues were derived from commissions earned when consumers made purchases using digital offers featured on our websites and mobile applications. We expect that a majority of our net revenues in the future will continue to be derived from these commissions. Commission rates are determined through negotiations with retailers based on a variety of factors, including the level of exposure to consumers in our marketplace, the quality and volume of sales realized from consumers using digital offers from our marketplace and the category of products purchased using digital offers. We sell our solutions to retailers through a direct sales force.

During the three and nine months ended September 30, 2014, we generated net revenues of $56.5 million and $177.2 million, respectively, representing increases over comparable prior year periods of 19.3% and 35.0%, respectively. Net income decreased from $5.6 million and $17.7 million for the three and nine months ended September 30, 2013, respectively, to $2.5 million and $12.9 million for the three and nine months ended September 30, 2014, respectively. Adjusted EBITDA increased from $16.4 million and $50.4 million, respectively, to $16.7 million and $57.8 million, respectively, over the comparable three and nine month periods. See page 17 for further discussion of adjusted EBITDA, our use of this measure, the limitations of this measure as an analytical tool, and the reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP financial measure.

From the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2014, organic net revenues grew from $47.4 million and $131.3 million, respectively, to $56.5 million and $174.1 million, respectively. This growth in organic net revenues represented 100.0% and 92.9%, respectively, of our consolidated net revenues growth. Organic net revenues for a specified period are equal to net revenues for such period less net revenues generated during such period by businesses not owned in the comparable prior year period.

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

Key Financial and Operating Metrics

We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments, and assess the longer-term performance of our business. The key financial and operating metrics we use are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except net revenues per visit)
Financial Metrics
Net revenues	$56,470	$47,350	$177,246	$131,312
Adjusted EBITDA	16,723	16,408	57,763	50,357
Operating Metrics
Visits	161,538	132,226	470,970	376,289
Net revenues per visit	$0.35	$0.36	$0.38	$0.35

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

Adjusted EBITDA. We define this metric as net income plus depreciation, amortization of intangible assets, stock-based compensation expense, third party acquisition-related costs, other non-cash operating expenses (including compensation arrangements entered into in connection with acquisitions), net interest expense, other non-operating income and expenses and income taxes net of any foreign exchange income or expenses. We believe that the use of adjusted EBITDA is helpful in evaluating our operating performance because it excludes certain non-cash expenses, including depreciation, amortization of intangible assets and stock-based compensation expense. See Discussion Regarding Adjusted EBITDA and Reconciliation to GAAP Net Income below for additional discussion of adjusted EBITDA.

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

Net Revenues Per Visit. Net revenues per visit is defined as net revenues for the period divided by visits for the period.

Discussion Regarding Adjusted EBITDA and Reconciliation to GAAP Net Income

The following table presents a reconciliation of adjusted EBITDA to net income for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$2,528	$5,593	$12,929	$17,691
Depreciation and amortization	3,869	3,547	12,159	10,076
Stock-based compensation expense	6,328	2,617	17,708	7,068
Third party acquisition-related costs	—	388	—	1,305
Other operating expenses	750	441	3,210	1,299
Interest expense, net	374	1,156	1,399	2,410
Other (income) expense, net	674	(473)	974	(451)
Provision for income taxes	2,200	3,139	9,384	10,959

Adjusted EBITDA	$16,723	$16,408	$57,763	$50,357

The following tables present depreciation expense and stock-based compensation expense as included in the various lines of our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Depreciation Expense:
Cost of net revenues	$107	$71	$339	$199
Product development	365	193	1,006	570
Sales and marketing	254	150	732	417
General and administrative	220	77	522	217

Total depreciation expense	$946	$491	$2,599	$1,403

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Stock-Based Compensation Expense:
Cost of net revenues	$496	$156	$1,307	$449
Product development	1,939	597	5,159	1,641
Sales and marketing	1,305	560	4,019	1,568
General and administrative	2,588	1,304	7,223	3,410

Total stock-based compensation expense	$6,328	$2,617	$17,708	$7,068

To provide investors with additional information regarding our financial results, we have disclosed in the tables above and elsewhere in this Quarterly Report on Form 10-Q adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation above of adjusted EBITDA to net income, the most directly comparable GAAP financial measure.

We have included adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our operating performance for the following reasons:

•	our management uses adjusted EBITDA in conjunction with GAAP financial measures as part of our assessment of our business and in communications with our board of directors concerning our financial performance;

•	our management and board of directors use adjusted EBITDA in establishing budgets, operational goals and as an element in determining executive compensation;

•	adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of operations that could otherwise be masked by the effect of the expenses that we exclude in this non-GAAP financial measure and facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results;

•	securities analysts use a measure similar to our adjusted EBITDA as a supplemental measure to evaluate the overall operating performance and comparison of companies, and we include adjusted EBITDA in our investor and analyst presentations; and

•	adjusted EBITDA excludes non-cash charges, such as depreciation, amortization and stock-based compensation, because such non-cash expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods

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

Key Components of Our Results of Operations

Net Revenues

The substantial majority of our net revenues consist of commissions we receive from paid retailers, either directly or through performance marketing networks. In general, we earn commissions from a paid retailer when a consumer makes a purchase online from that paid retailer after clicking on a digital offer for that paid retailer on one of our websites or mobile applications. We also earn revenues from our in-store product, which include commissions earned from a paid retailer when a consumer presents a digital offer to the retailer in-store and the digital offer is scanned or a unique digital offer code is entered by the retailer at the point of sale, and amounts paid to us by retailers for displaying digital offers that may be redeemed in-store on our websites or mobile applications. We provide performance marketing solutions under contracts with retailers, which generally provide for commission payments to be facilitated by performance marketing networks. Commission rates are typically negotiated with individual retailers with which we have contracts. Our commission rates vary based on both the retailer as well as the product category. We recognize commission revenues when we receive confirmation that a consumer has completed a purchase transaction with a paid retailer, as reported to us through a performance marketing network, or in some cases, by the retailer directly. When a digital offer applies only to specific items, the discount to the consumer will be applied only to those specific items, but our commission is generally based on the aggregate purchase price of all items purchased at that time by the consumer. Finally, we also earn advertising revenues from advertising placements on our websites and mobile applications. We expect that the majority of our net revenues in the future will continue to be derived from commissions. Commission revenues are reported net of a reserve for estimated returns. We estimate returns based on our actual historical returns experience; these returns have not been significant.

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

Our advertising, branding programs and other marketing costs include paid search advertising fees, online display advertising, including on social networking sites, television advertising, creative development fees, public relations, email campaigns, trade show costs, sweepstakes and promotions and other general marketing costs. We intend to increase our sales and marketing efforts in 2014 relative to 2013 to support our products, increase consumer traffic to our websites, encourage downloads of our mobile applications, strengthen our relationships with retailers and increase overall awareness of our brand. Therefore, we expect our sales and marketing expense to increase in absolute dollars and as a percent of net revenues in 2014.

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

Other Operating Expenses

Other operating expenses primarily consist of amortization expense related to deferred compensation agreements with the selling stockholders of YSL Ventures, Inc. and Bons-de-Reduction.com and Poulpeo.com. In 2013, we acquired YSL Ventures, Inc. and entered into $6.2 million in deferred compensation agreements with the selling stockholders of the business. The deferred compensation is due and payable contingent upon the continued employment of the selling stockholders and as a result we are amortizing the associated expense over the term of the compensation arrangement with the sellers. In 2012, we acquired Bons-de-Reduction.com and Poulpeo.com and issued $3.5 million in seller notes to the selling stockholders of the business. These seller notes were due and payable contingent upon the continued employment of the selling stockholders and as a result have been recorded as deferred compensation, which we amortized over the term of the compensation arrangement with the sellers, which was completed in May 2014. We expect other operating expenses to increase in absolute dollars and as a percentage of net revenues in 2014 as a result of the recognition of a full year of amortization expense related to our deferred compensation agreement with the selling stockholders of YSL Ventures, Inc.

Other Income (Expense)

Amounts included in other income (expense) include interest income earned on our available cash and cash equivalents, interest expense incurred in connection with our senior debt and seller notes and the amortization of deferred financing costs. We also include in other income (expense), net foreign currency exchange gains and losses. Changes in these amounts will depend to some extent upon the level of our future borrowing activity and movements in foreign currency.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Consolidated Statements of Operations Data:
Net revenues	$56,470	$47,350	$177,246	$131,312
Costs and expenses:
Cost of net revenues	4,598	3,275	13,676	8,735
Product development	12,310	8,214	35,996	21,103
Sales and marketing	19,198	15,699	59,565	40,974
General and administrative	10,915	7,250	30,553	19,919
Amortization of purchased intangible assets	2,923	3,056	9,560	8,673
Other operating expenses	750	441	3,210	1,299

Total costs and expenses	50,694	37,935	152,560	100,703

Income from operations	5,776	9,415	24,686	30,609
Other income (expense):
Interest expense, net	(374)	(1,156)	(1,399)	(2,410)
Other income (expense), net	(674)	473	(974)	451

Income before income taxes	4,728	8,732	22,313	28,650
Provision for income taxes	(2,200)	(3,139)	(9,384)	(10,959)

Net income	$2,528	$5,593	$12,929	$17,691

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated Statements of Operations Data as Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of net revenues	8.1	6.9	7.7	6.7
Product development	21.8	17.3	20.3	16.1
Sales and marketing	34.0	33.2	33.6	31.2
General and administrative	19.3	15.3	17.2	15.2
Amortization of purchased intangible assets	5.2	6.5	5.4	6.6
Other operating expenses	1.4	0.9	1.9	0.9

Total cost and expenses	89.8	80.1	86.1	76.7

Income from operations	10.2	19.9	13.9	23.3
Other income (expense):
Interest expense, net	(0.7)	(2.4)	(0.8)	(1.8)
Other income (expense), net	(1.1)	0.9	(0.5)	0.3

Income before income taxes	8.4	18.4	12.6	21.8
Provision for income taxes	(3.9)	(6.6)	(5.3)	(8.3)

Net income	4.5%	11.8%	7.3%	13.5%

Net Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Net Revenues by Geography:
U.S.	$43,304	$37,746	$136,907	$104,284
International	13,166	9,604	40,339	27,028

Total net revenues	$56,470	$47,350	$177,246	$131,312

Percentage of Net Revenues by Geography:
U.S.	76.7%	79.7%	77.2%	79.4%
International	23.3	20.3	22.8	20.6

Total percentage	100.0%	100.0%	100.0%	100.0%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013. Net revenues increased by $9.1 million, or 19.3%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Approximately 61.0% of the growth in net revenues was generated from increased online commission net revenues and 39.0% was generated from growth in our in-store product and advertising net revenues. The growth in our online commission net revenues was driven by a 22.2% increase in the total volume of visits to our websites compared to the third fiscal quarter of 2013. Visits growth outpaced online net revenues growth due primarily to a decrease in the percentage of visits, including the incremental visits in the period, that resulted in paid transactions. This decrease was a result of an increase in the percentage of overall visits to our mobile websites, which generally monetize at a lower rate than visits to our desktop websites. Growth in online commission net revenues was further offset by some deterioration in the average commission rate paid primarily by our smaller unmanaged retailer relationships.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013. Net revenues increased by $45.9 million, or 35.0%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Approximately 76.4% of the growth in net revenues was generated from increased online commission net revenues and 19.9% was generated from growth in our in-store product and advertising net revenues. Of the growth in our online commission net revenues, 95.0% was due to growth in the total volume of visits to our websites compared to the comparable fiscal period in 2013. The remainder of the growth in online commission net revenues was due to improved monetization driven by an increase in the percentage of visits, including the incremental visits in the period, that resulted in a paid transaction. The increase in monetization was partially offset by some deterioration in the average commission rate paid primarily by our smaller unmanaged retailer relationships.

Cost of Net Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Cost of net revenues	$4,598	$3,275	$13,676	$8,735
Percentage of net revenues	8.1%	6.9%	7.7%	6.7%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013. For the three months ended September 30, 2014, cost of net revenues increased by $1.3 million, or 40.4%, compared to the three months ended September 30, 2013. This increase was largely attributable to a $0.9 million increase in personnel costs. The increase in personnel costs led to an increase in allocated facility and information technology costs of $0.2 million. We increased operating costs by $0.2 million to expand capacity and improve the performance and scalability of our websites and mobile applications.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013. For the nine months ended September 30, 2014, cost of net revenues increased by $5.0 million, or 56.6%, compared to the nine months ended September 30, 2013. This increase was largely attributable to a $3.1 million increase in personnel costs. The increase in personnel costs led to an increase in allocated facility and information technology costs of $0.8 million. We increased operating costs by $0.7 million to expand capacity and improve the performance and scalability of our websites and mobile applications.

Product Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Product development	$12,310	$8,214	$35,996	$21,103
Percentage of net revenues	21.8%	17.3%	20.3%	16.1%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013. For the three months ended September 30, 2014, product development expense increased by $4.1 million, or 49.9%, compared to the three months ended September 30, 2013. This increase was primarily attributable to a $2.8 million increase in personnel costs. The increase in personnel costs also led to an increase in allocated facilities and IT support costs of $0.5 million. We increased personnel in order to enhance the functionality of, and develop new features and products for, our websites and mobile applications, and to strengthen our reporting and analytics capabilities. Additionally, fees for usability studies and technology licenses used in the design and development of our websites increased by $1.0 million. These increases were partially offset by the capitalization of $1.1 million of internally developed software and website development costs related primarily to infrastructure development to enhance our personalization and content delivery capabilities.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013. For the nine months ended September 30, 2014, product development expense increased by $14.9 million, or 70.6%, compared to the nine months ended September 30, 2013. This increase was primarily attributable to a $10.8 million increase in personnel costs. The increase in personnel costs also led to an increase in allocated facilities and IT support costs of $1.6 million. We increased personnel in order to enhance the functionality of, and develop new features and products for, our websites and mobile applications, and to strengthen our reporting and analytics capabilities. Additionally, fees for usability studies and technology licenses used in the design and development of our websites increased by $2.6 million. These increases were partially offset by the capitalization of $1.1 million of internally developed software and website development costs related primarily to infrastructure development to enhance our personalization and content delivery capabilities.

Sales and Marketing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Sales and marketing	$19,198	$15,699	$59,565	$40,974
Percentage of net revenues	34.0%	33.2%	33.6%	31.2%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013. For the three months ended September 30, 2014, sales and marketing expense increased by $3.5 million, or 22.3%, compared to the three months ended September 30, 2013. This increase was primarily attributable to an increase in advertising and personnel costs as we continue to build our brand, acquire new customers, increase consumer traffic to our websites and increase consumer downloads of our mobile applications in order to grow our business. Online, brand and other marketing expenses increased by $0.5 million. This increase was primarily attributable to public relations and offline and online advertising for brand building, contextual advertising placements and user acquisition efforts. We also incurred an increase of $0.5 million in paid search expenses. In addition, personnel costs increased by $2.7 million. We increased personnel in order to continue the expansion of our sales and partner management teams to support our growing business and to further strengthen relationships with leading retailers. We also added personnel to support the marketing initiatives described above and to expand our email marketing, social media and other consumer acquisition initiatives.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013. For the nine months ended September 30, 2014, sales and marketing expense increased by $18.6 million, or 45.4%, compared to the nine months ended September 30, 2013. This increase was primarily attributable to an increase in advertising and personnel costs as we continue to build our brand, acquire new customers, increase consumer traffic to our websites and increase consumer downloads of our mobile applications in order to grow our business. Online, brand and other marketing expenses increased by $6.2 million. This increase was primarily attributable to public relations and offline and online advertising for brand building, contextual advertising placements and user acquisition efforts. We also incurred an increase of $3.3 million in paid search expenses. In addition, personnel costs increased by $8.7 million. We increased personnel in order to continue the expansion of our sales and partner management teams to support our growing business and to further strengthen relationships with leading retailers. We also added personnel to support the marketing initiatives described above and to expand our email marketing, social media and other consumer acquisition initiatives.

General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
General and administrative	$10,915	$7,250	$30,553	$19,919
Percentage of net revenues	19.3%	15.3%	17.2%	15.2%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013. For the three months ended September 30, 2014, general and administrative expense increased by $3.6 million, or 50.6%, compared to the three months ended September 30, 2013. This increase was primarily attributable to a $1.9 million increase in personnel costs. We added personnel to further the build-out of our human resources and legal functions, to increase our business development efforts and to add resources in the finance function to operate as a public company. We also incurred an increase in our provision for doubtful accounts receivable of $1.1 million related to aged accounts identified in the transition to our new transaction reporting system.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013. For the nine months ended September 30, 2014, general and administrative expense increased by $10.7 million, or 53.4%, compared to the nine months ended September 30, 2013. This increase was primarily attributable to a $7.6 million increase in personnel costs. We added personnel to further the build-out of our human resources and legal functions, to increase our business development efforts and to add resources in the finance function to operate as a public company. We also incurred an increase in our provision for doubtful accounts receivable of $1.8 million, of which $1.1 million is related to aged accounts identified in the transition to our new transaction reporting system.

Amortization of Purchased Intangible Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Amortization of purchased intangible assets	$2,923	$3,056	$9,560	$8,673
Percentage of net revenues	5.2%	6.5%	5.4%	6.6%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013. For the three months ended September 30, 2014, amortization of purchased intangible assets decreased by $0.1 million, or 4.4%, compared to the three months ended September 30, 2013. The decrease in amortization expense was primarily due to the expiration of the useful life of certain of the purchased intangible assets as part of our acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com in May 2012. These decreases were partially offset by the recognition of amortization expense associated with the addition of purchased intangible assets as part of our acquisitions of YSL Ventures, Inc. in October 2013 and the business of Ma-Reduc.com in July 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013. For the nine months ended September 30, 2014, amortization of purchased intangible assets increased by $0.9 million, or 10.2%, compared to the nine months ended September 30, 2013. The increase in amortization expense was primarily the result of the recognition of amortization expense associated with the addition of purchased intangible assets as part of our acquisitions of YSL Ventures, Inc. in October 2013 and the businesses of Ma-Reduc.com in July 2013 and Actiepagina.nl in March 2013. The increases were partially offset by the expiration of the useful life of certain of the purchased intangible assets as part of our acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com in May 2012.

Other Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Deferred compensation	$750	$441	$3,209	$1,301
Asset disposal loss (gain)	—	—	1	(2)

Total other operating expenses	$750	$441	$3,210	$1,299

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013. During the three months ended September 30, 2014 and 2013, we recognized $0.8 million and $0.4 million, respectively, in deferred compensation charges for our October 2013 acquisition of YSL Ventures, Inc. and our May 2012 acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com. Our obligations to pay the outstanding amounts under these deferred compensation arrangements are contingent upon the continued employment of the selling stockholders and, as a result, have been recorded as deferred compensation, which we amortize over the term of the compensation arrangements with the sellers.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013. During the nine months ended September 30, 2014 and 2013, we recognized $3.2 million and $1.3 million, respectively, in deferred compensation charges for our October 2013 acquisition of YSL Ventures, Inc. and our May 2012 acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com. Our obligations to pay the outstanding amounts under these deferred compensation arrangements are contingent upon the continued employment of the selling stockholders and, as a result, have been recorded as deferred compensation, which we amortize over the term of the compensation arrangements with the sellers.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Interest expense, net	$(374)	$(1,156)	$(1,399)	$(2,410)
Other income (expense), net	(674)	473	(974)	451

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013. The decrease in interest expense, net for the three months ended September 30, 2014 is primarily the result of the repayment in August 2013 of seller notes we issued in connection with our acquisition of the business of VoucherCodes.co.uk in 2011 and the repayment in May 2014 and 2013 of seller notes we issued in connection with our acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com in May 2012. The increase in other income (expense), net is due to an increase in foreign currency exchange net losses.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013. The decrease in interest expense, net for the nine months ended September 30, 2014 is primarily the result of the repayment in August 2013 of seller notes we issued in connection with our acquisition of the business of VoucherCodes.co.uk in 2011 and the repayment in May 2014 and 2013 of seller notes we issued in connection with our acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com in May 2012. The increase in other income (expense), net is due to an increase in foreign currency exchange net losses.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Provision for income taxes	$(2,200)	$(3,139)	$(9,384)	$(10,959)
Percentage of net revenues	(3.9%)	(6.6%)	(5.3%)	(8.3%)

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013. Our income tax expense for the three months ended September 30, 2014 was $2.2 million, or a decrease of 29.9%, compared to income tax expense of $3.1 million for the three months ended September 30, 2013. Our effective tax rate was 46.5% and 35.9% during the three months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, our effective tax rate estimate for the year ended December 31, 2014 differed from the statutory rate primarily due to tax charges associated with the implementation of our global corporate restructuring plan in the first fiscal quarter of 2014, non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which is partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options. As of September 30, 2013, our effective tax rate estimate for the year ended December 31, 2013 differed from the statutory rate primarily due to non-deductible stock based compensation expense and state taxes, which is partially offset by the effect of different statutory tax rates in foreign jurisdictions.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013. Our income tax expense for the nine months ended September 30, 2014 was $9.4 million, or a decrease of 14.4%, compared to income tax expense of $11.0 million for the nine months ended September 30, 2013. Our effective tax rate was 42.1% and 38.3% during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, our effective tax rate estimate for the year ended December 31, 2014 differed from the statutory rate primarily due to tax charges associated with the implementation of our global corporate restructuring plan in the first fiscal quarter of 2014, non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which is partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options. As of September 30, 2013, our effective tax rate estimate for the year ended December 31, 2013 differed from the statutory rate primarily due to non-deductible stock based compensation expense and state taxes, which is partially offset by the effect of different statutory tax rates in foreign jurisdictions.

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

Liquidity and Capital Resources

Since our inception, we have funded our operations and acquisitions primarily through private placements of our preferred stock, the issuance of equity securities through our initial public offering and follow-on public offering, bank borrowings and cash flows from operations. During 2013, we received approximately $49.1 million of net proceeds, after deducting underwriting discounts and commissions and offering expenses, from the sale of shares of our Series 1 common stock by us in our follow-on public offering and we received $85.4 million of net proceeds, after deducting underwriting discounts and commissions and offering expenses, from the sale of shares of our Series 1 common stock by us in our initial public offering. As of September 30, 2014, we had $215.7 million in cash and cash equivalents, compared to $165.9 million at December 31, 2013. At September 30, 2014, certain of our foreign subsidiaries held approximately $13.4 million of our cash and cash equivalents. If these assets were distributed to the U.S., we might be subject to additional U.S. taxes in certain circumstances (subject to an adjustment for foreign tax credits) and foreign withholding taxes. We have not provided for these taxes because we consider these assets to be permanently reinvested in our foreign subsidiaries. We have no plans or intentions to repatriate cumulative earnings of our foreign subsidiaries through September 30, 2014.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$51,564	$34,966
Net cash used in investing activities	(10,315)	(21,411)
Net cash provided by financing activities	9,284	25,508
Effects of foreign currency exchange rate on cash	(720)	203

Net change in cash and cash equivalents	49,813	39,266
Cash and cash equivalents at beginning of the period	165,881	97,142

Cash and cash equivalents at end of the period	$215,694	$136,408

Net Cash Provided by Operating Activities

Cash provided by operating activities primarily consists of our net income adjusted for certain non-cash items and the effect of changes in operating assets and liabilities. Net cash provided by operating activities was $51.6 million and $35.0 million during the nine months ended September 30, 2014 and 2013, respectively.

During the nine months ended September 30, 2014, cash flows from operating activities were primarily generated through net income of $12.9 million, including the impact of depreciation and amortization expense of $12.2 million, stock-based compensation expense of $17.7 million, amortization of deferred compensation of $3.2 million, and $17.2 million from changes in cash flows associated with operating assets and liabilities, offset by excess income tax benefits from stock-based compensation and other costs of $12.0 million and a deferred income tax benefit of $2.8 million. The changes in cash flows associated with operating assets and liabilities were primarily driven by a decrease in accounts receivable of $14.6 million due to a seasonal decrease in net revenues following the fourth quarter.

During the nine months ended September 30, 2013, cash flows from operating activities were primarily generated through net income of $17.7 million, including the impact of depreciation and amortization expense of $10.1 million, stock-based compensation expense of $7.1 million, amortization of deferred compensation of $1.3 million, and $2.0 million from changes in cash flows associated with operating assets and liabilities, offset by a deferred income tax benefit of $2.9 million and income tax benefits from stock-based compensation of $1.3 million.

Net Cash Used in Investing Activities

Our primary investing activities consist of business acquisitions and purchases of property and equipment. Net cash used in investing activities was $10.3 million and $21.4 million during the nine months ended September 30, 2014 and 2013, respectively. We used $14.5 million to acquire the business of Ma-Reduc.com and $1.9 million to acquire the business of Actiepagina.nl in the nine months ended September 30, 2013. The remainder of our investing activities during these periods was primarily comprised of purchases of computer equipment and software, office furniture and fixtures, leasehold improvements, certain capitalized internally developed software and website development costs and domain names. As we expand our business and facilities, we intend to purchase additional technology resources and invest in our operating facilities. We may have acquisitions in the future that could have a material impact on our cash flows and operations.

Net Cash Used in Financing Activities

Our primary financing activities consisted of net proceeds from the issuance of shares of our common stock in our initial public offering, or IPO, dividends paid to our preferred stockholders, borrowings and repayments of our senior debt and notes payable issued in connection with acquisitions and the exercise of stock options by employees. Net cash provided by financing activities was $9.3 million and $25.5 million in the nine months ended September 30, 2014 and 2013, respectively.

During the nine months ended September 30, 2014, we used $13.3 million to repay a portion of our senior debt and certain seller notes payable. The remainder of our financing activities during these periods was primarily composed of proceeds from the exercise of stock options by employees of $10.6 million and the excess income tax benefit from stock-based compensation and other costs of $12.0 million.

During the nine months ended September 30, 2013, we received approximately $85.4 million of net proceeds, after deducting underwriting discounts and commissions and offering expenses, from the sale of shares of our common stock by us in our IPO. With the proceeds of the IPO, we paid in full accumulated dividends on our previously outstanding shares of preferred stock, which totaled approximately $52.5 million, and repaid the outstanding principal and accrued interest on seller notes issued in connection with our acquisition of eConversions Limited in 2011, which totaled approximately $6.6 million. We also paid approximately $6.1 in deemed dividends to investors in exchange for voting in favor of the conversion of preferred stock to common stock in connection with our IPO. We borrowed $33.1 million, net of issuance costs, in connection with the amendment of our senior debt, and used $31.2 million to repay a portion of our senior debt and a portion of the seller notes issued in connection with our acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com during 2012. The remainder of our financing activities was primarily composed of proceeds from the exercise of stock options by employees of $1.7 million and the excess income tax benefit from stock-based compensation of $1.3 million.

Capital Resources

We believe that our existing cash and cash equivalents and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. As of September 30, 2014, we had $28.0 million in long term debt outstanding, $7.0 million of which is classified as current maturities, and $115.0 million available for borrowing under the revolving credit facility.

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

Off-Balance Sheet Arrangements

For the nine months ended September 30, 2014, we did not, and we do not currently, have any off-balance sheet arrangements.

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

The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all of our currency exposures as of September 30, 2014, assuming instantaneous and parallel shifts in exchange rates. As of September 30, 2014, our working capital surplus (defined as current assets less current liabilities) subject to foreign currency translation risk was $18.7 million. The potential decrease in net current assets from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates would be $1.9 million.

Interest Rate Risk

As of September 30, 2014, we had total notes payable of $28.0 million, consisting of variable interest rate debt based on 3-month LIBOR. Our variable interest rate debt is subject to interest rate risk because our interest payments will fluctuate with movements in the underlying 3-month LIBOR rate. A 100 basis point change in LIBOR rates would result in an increase in our interest expense of $0.3 million for the next 12 months based on current outstanding borrowings.

Our exposure to market risk on our cash and cash equivalents for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in the three and nine months ended September 30, 2014.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

If we are listed less prominently or fail to appear in search result listings for any reason, including as a result of our failure to successfully execute our SEM and SEO strategies, or our failure to comply with search engine guidelines and policies, it is likely that the number of visitors to our websites will decline. Any such decline in consumer traffic to our websites could adversely impact the number of purchases we generate for our retailers, which could adversely affect our net revenues. For example, in May 2014, Google released an update to its search algorithm that impacted the rankings of all our websites for certain keywords. In some of those instances, consumer traffic to our websites decreased when compared to traffic levels immediately prior to the algorithm update, which negatively impacted our net revenues. We may not be able to replace this traffic with the same volume of visitors or in the same cost-effective manner from other channels, such as cost-per-click search engine marketing or display or other advertising, or at all. An attempt to replace this traffic through other channels may require us to increase our sales and marketing expenditures, which would adversely affect our operating results and which may not be offset by additional net revenues.

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

Further, to deliver high quality mobile offerings, it is important that our solutions integrate with a range of other mobile technologies, systems, networks and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards. For example, some retailers today do not recognize affiliate tracking links on their mobile websites or applications, and affiliate tracking links on mobile websites or applications may not function to allow retailers’ sales to be attributed to us. Further, consumers may click on a digital offer displayed on our mobile websites or in our mobile applications, but execute a purchase using that digital offer on a different platform, such us on the retailers desktop website or in-store, which may result in those retailer sales not be attributed to us. As a result, in each such case, we may not receive commission revenues when a consumer executes a purchase on the retailer’s platform after clicking through a digital offer displayed on our mobile websites or in our mobile applications. If retailers fail to recognize affiliate tracking links on their mobile websites or applications, or affiliate tracking links on mobile websites or applications do not function to allow retailers’ sales to be attributed to us and our mobile traffic continues to increase or represent a higher percentage of our consumer traffic, our business could be harmed and our operating results could be adversely affected.

If we fail to achieve success with our mobile applications and mobile websites, or if we otherwise fail to deliver effective solutions to advertisers for mobile platforms and other emerging platforms, our ability to monetize these growth opportunities will be constrained, and our business, financial condition and operating results would be adversely affected.

If we are unable to retain our existing retailers, expand our business with existing retailers or attract new retailers and consumers, our net revenues could decline.

Our ability to continue to grow our net revenues will depend in large part on expanding our business with existing retailers and attracting new retailers. The number of our current retailers may not expand materially beyond our existing base and may decline. Furthermore, even for our largest retailers, the amount they pay us is typically only a small fraction of their overall advertising budget. Retailers may view their spend with us as experimental and may either reduce or terminate their spend with us if they determine a superior alternative for generating sales. In addition, retailers may determine that distributing digital offers through our platform results in undesirably broad distribution of their digital offers or otherwise does not provide a compelling value proposition. Some retailers have demanded that we remove digital offers relating to their products or services from our marketplace, and we anticipate that some retailers will do so in the future. Retailers also may reduce the commission rates they pay to us for sales we facilitate. If we are unable to negotiate favorable terms with current or new retailers in the future, including the commission rates they pay us, our operating results will be adversely affected. Additionally, retailers may fail to pay the performance marketing networks the fees the retailers owe, which is a prerequisite to us receiving our commissions from the networks.

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

Moreover, as a result of dealing primarily with performance marketing networks, we have less of a direct relationship with retailers than would be the case if we dealt directly with retailers. The presence of performance marketing networks as intermediaries between us and retailers creates a challenge to building our own brand awareness and affinity with retailers. Additionally, in the event that our relationship with a performance marketing network were to terminate, our mechanism for receiving payments from the retailers we service through that network would terminate, which could materially and adversely impact our net revenues. Some performance marketing networks that we work with could be considered our competitors because they also offer some components of our solution, including publishing digital offers, on their own properties. For example, in September 2014, the parent company of LinkShare announced its purchase of ebates.com, a cash back business with which we compete. LinkShare could elect to terminate its relationship with us or limit our ability to maintain or establish new relationships with retailers participating in its network in order to drive business to its own properties. If a performance marketing network further develops its own properties with digital offer capabilities or limits our access to its network for the purposes of driving revenue to its own properties, our ability to compete effectively could be significantly compromised and our business and operating results could be adversely affected.

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

We have expanded our overall business, consumer traffic, paid retailers, employee headcount and operations in recent periods. We increased our total number of full-time employees from 35 as of December 31, 2010 to 530 as of September 30, 2014. We have also established or acquired operations in other countries. In 2011, we acquired the business of VoucherCodes.co.uk, which is based in the U.K. In 2012, we acquired Bons-de-Reduction.com and Poulpeo.com, which are based in France, and relaunched Deals.com in Germany. In March 2013, we acquired Actiepagina.nl, which is based in the Netherlands. In July 2013, we acquired Ma-Reduc.com, which is based in France. In most of these instances, we previously had no presence in these countries. Our business is becoming increasingly complex, especially in light of the number of acquisitions we have integrated and are in the process of integrating. Our limited operating history, reliance on multiple websites and brands and our rapid expansion have placed, and will continue to place, a significant strain on our managerial, operational, product development, sales and marketing, administrative, financial and other resources.

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

Factors that may affect our quarterly operating results include the following:

•	the number and quality of the digital offers on our websites and mobile applications;

•	consumer visits to our websites and use of our mobile applications, and purchases of retail products by consumers resulting from those visits or application sessions;

•	the success and costs of our online advertising and marketing initiatives, including advertising costs for paid search keywords that we deem relevant to our business;

•	the levels of compensation that retailers are willing to pay us to attract customers;

•	the amount that consumers spend when they make purchases using the digital offers we provide;

•	market acceptance of our current and future solutions, including our ability to retain current retailers, sell additional solutions to existing retailers and to add new retailers to our business in multiple regions around the world;

•	overall levels of consumer spending;

•	the budgeting cycles of our retailers;

•	the cyclical and discretionary nature of marketing spend and any resulting changes in the number and quality of digital offers that retailers choose to offer;

•	changes in the competitive dynamics of the digital offer industry, including consolidation among competitors, performance marketing networks or customers, and our reputation and brand strength relative to our competitors;

•	the response of consumers to our digital offer content;

•	our ability to control costs, including our operating expenses;

•	network outages, errors in our solutions or security breaches and any associated expenses and collateral effects;

•	our ability to achieve the growth rate that was anticipated by us in setting our operating and capital expense budgets;

•	foreign currency exchange rate fluctuations, as our foreign sales and costs are denominated in local currencies;

•	costs related to acquisitions or licensing of, or investments in, products, services, technologies or other businesses and our ability to integrate and manage any acquisitions successfully; and

•	general economic and political conditions in our domestic and international markets.

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

Additionally, our third-party data center facility agreements are of limited duration, and our third-party data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If for any reason we are unable to renew our agreements with these facilities on commercially reasonable terms or if our arrangement with one or more of our data centers is terminated, we could experience additional expense in arranging for new facilities and support, and we may experience delays in the provisioning of our solutions until an agreement with another data center facility can be arranged. This shift to alternate facilities could take more than 24 hours depending on the nature of the event, which could cause significant interruptions in the delivery of our solutions and adversely affect our business and reputation. In addition, the failure of these facilities to meet our capacity requirements could result in interruptions in the availability or functionality of our solutions or impede our ability to scale our operations.

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

Additionally, the EU has traditionally imposed more strict obligations under data privacy laws and regulations. Individual EU member countries have had discretion with respect to their interpretation and implementation of EU data privacy laws, resulting in variation of privacy standards from country to country. Legislation and regulation in the EU and some EU member states requires companies to obtain specific types of notice and consent from consumers before using cookies or other tracking technologies. To comply with these requirements, the use of cookies or other similar technologies may require the user’s affirmative, opt-in consent. Additionally, in January 2012, the European Commission announced significant proposed reforms to its existing data protection legal framework that, if implemented, may result in a greater compliance burden with respect to our operations in Europe. There remains uncertainty surrounding these proposed reforms both with respect to their scope and if and when they will be implemented. In addition, the European Court of Justice, or ECJ, recently found that there is a “right to be forgotten,” which means that the user has a right to request his or her personal information be deleted. In deciding this case, the ECJ purported to extend jurisdictional reach over foreign Internet activities. As a result of this decision, significant new restraints may be imposed on the retention of personal data throughout the EU, which could impact the operation and growth of our business in EU.

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

Government regulation of the Internet, e-commerce and mobile commerce is evolving, and unfavorable changes or failure by us to comply with these laws and regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet, e-commerce and mobile commerce, or m-commerce, in a number of jurisdictions around the world. Existing and future regulations and laws could impede the growth of the Internet, e-commerce, m-commerce or other online services. These regulations and laws may involve taxation, tariffs, privacy and data security, anti-spam, data protection, content, copyrights, distribution, electronic contracts, electronic communications and consumer protection. It is not clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet as the vast majority of these laws and regulations were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet, e-commerce or m-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet, e-commerce or m-commerce may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot assure you that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business, and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant resources in defense of these proceedings, distract our management, increase our costs of doing business, and cause consumers and retailers to decrease their use of our marketplace, and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of noncompliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites and mobile applications or may even attempt to completely block access to our marketplace. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected and we may not be able to maintain or grow our net revenues as anticipated.

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

We have begun to introduce new product offerings, which may be subject to regulation by federal, state and local authorities and by authorities in foreign countries. For example, unlike our other solutions, in order to facilitate card-linked or that we are considering, we must acquire and store consumer credit card data. The storage of credit card data requires compliance with the Payment Card Industry Data Security Standard, or PCI DSS, which compliance certification we previously obtained. Under the PCI DSS, we are required to maintain internal controls over the use, storage and security of credit card data to help prevent credit card fraud. Failure to comply with this standard or other loss of our PCI DSS compliance could result in breaches of contractual obligations with our payment processors, may subject us to fines, penalties, damages and civil liability and could eventually prevent us from processing or accepting credit cards.

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

Effective trade secret, patent, copyright, trademark and domain name protection is expensive to obtain, develop and maintain, both in terms of initial and ongoing registration or prosecution requirements and expenses and the costs of defending our rights. We are seeking to protect our patentable technology, trademarks and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming. We have two patents issued and 45 pending patent applications, including nine provisional applications. We do not know whether any of our pending patent applications will result in the issuance of additional patents or whether the examination process will require us to narrow our claims or we may otherwise be unable to obtain patent protection for the technology covered in our pending patent applications. Our patents, trademarks and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Moreover, any issued patents may not provide us with a competitive advantage and, as with any technology, competitors may be able to develop similar or superior technologies to our own, now or in the future.

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

Our net revenues from operations outside the U.S. comprised 22.8% of our net revenues for the nine months ended September 30, 2014, and we expect this percentage to increase in the future. Currently, we have operations in the U.K., France, the Netherlands and Germany. We intend to expand our existing operations in these countries as well as establish a presence in additional countries to grow our international sales. Operating in foreign countries requires significant resources and management attention, and we have limited experience entering new geographic markets. In addition, the varying commercial and Internet infrastructure in other countries may make it difficult for us to replicate our business model. In many countries, we compete with local companies that have more experience in their respective markets than we do, and we may not benefit from first-to-market advantages. To achieve widespread acceptance in new countries and markets, we must continue to tailor our solutions and business model to the unique circumstances of such countries and markets, which can be difficult and costly. Failure to adapt practices and models effectively to each country into which we expand could slow our international growth. We cannot assure you that our international efforts will be successful. International sales and operations may be subject to risks such as:

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

In addition, the U.S. has in the past proposed, and is currently evaluating, changes to the corporate tax structure that would include taxation of offshore earnings of U.S. businesses. If this were to occur, our effective tax rates would likely increase. Further, we are subject to U.S. and foreign legislation, such as the Foreign Corrupt Practices Act and the U.K. Bribery Act. While we maintain high standards of ethical conduct, our policies, training and monitoring of compliance with applicable anti-corruption laws are at an early stage of development. If any of our employees or agents were to violate these laws in the conduct of our business, we could be subject to substantial penalties and our reputation could be impaired.

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

We have an aggregate of 84,599,687 shares of Series 1 common stock authorized but unissued and not reserved for issuance under our stock option plans or otherwise. We may issue all of these shares without any action or approval by our stockholders, subject to certain limitations of the NASDAQ Global Select Market. We may require additional capital from equity or debt financing in the future in order to take advantage of strategic opportunities, or to support our existing business. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility, including our ability to issue or repurchase equity, develop new or enhanced existing products, complete acquisitions or otherwise take advantage of business opportunities. If we raise additional funds or finance acquisitions through further issuances of equity, convertible debt securities or other securities convertible into equity, you and our other stockholders could suffer significant dilution in your percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our Series 1 common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

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

To attract and retain key personnel, we use various measures, including an equity incentive program and incentive bonuses for executive officers and other employees. These measures may not be enough to attract and retain the personnel we require to operate our business effectively. For example, we have a number of employees who were granted stock options that have an exercise price per share that is higher than the current fair market value. Those employees may feel they are not sufficiently incentivized to remain at our company. Conversely, we also have a number of employees who were granted stock options that have an exercise price per share that is lower than the current fair market value. If we are successful as a public company, these employees may choose to exercise their options and sell the shares, recognizing a substantial gain. As a result, it may be difficult for us to retain such employees.

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

Cash inflows and outflows in our international operations are typically denominated in currencies other than the U.S. dollar, which is our functional currency for financial reporting purposes. For the nine months ended September 30, 2014 and for 2013, approximately 22.8% and 20.6%, respectively, of our net revenues were denominated in such foreign currencies. Our reliance on foreign currencies subjects our financial results to fluctuations in currency exchange rates and changes in the proportion of our net revenues and expenses attributable to each of our foreign locations. We recognized a foreign exchange gain of $0.7 million in 2013 and a foreign exchange loss of $0.9 million in the nine months ended September 30, 2014. In addition, we expect our exposure to fluctuations in foreign exchange rates to increase as we expand our business in existing and new international markets. Although we did not engage in any hedging activities relating to foreign currency in the nine months ended September 30, 2014, we expect to enter into hedging arrangements in the future in order to manage foreign currency translation but such activity may not completely eliminate fluctuations in our operating results. Foreign currency exchange rate fluctuations could adversely impact our profitability.

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

As of September 30, 2014, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 30.6% of our outstanding Series 1 common stock. This concentration of ownership may adversely affect the trading price for our Series 1 common stock because investors often perceive disadvantages in owning stock in companies with concentrated ownership. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

As of September 30, 2014 we had 54,034,010 shares of common stock outstanding. Shares beneficially owned by our affiliates and employees are subject to volume and other restrictions under Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, various vesting agreements, our insider trading policy and any applicable 10b5-1 trading plan.

In addition, we have registered 12,896,037 shares of Series 1 common stock that we have issued and may issue under our equity plans (1,526,952 shares of which were issued and outstanding as of September 30, 2014), which includes 2,633,842 shares of Series 1 common stock that were added to our equity plans in January 2014 by virtue of those plans’ evergreen provisions. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our named executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our Series 1 common stock. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of September 30, 2014, holders of approximately 27.6% of our common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.

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

With the net proceeds of our IPO and our follow-on public offering, we (i) paid in full accumulated dividends on our previously outstanding shares of preferred stock, which totaled approximately $52.5 million, (ii) repaid the outstanding principal and accrued interest on seller notes issued in connection with our acquisition of eConversions Limited in 2011, which totaled approximately $6.6 million, (iii) repaid $1.75 million of our senior debt in October 2013, (iv) acquired YSL Ventures, Inc. in October 2013 for approximately $11.6 million in cash consideration and entered into deferred compensation arrangements with the former owners of YSL Ventures, Inc., which totaled approximately $6.2 million, (v) repaid $1.75 million of our senior debt in each of January 2014, April 2014, July 2014 and October 2014, (vi) repaid the outstanding principal and accrued interest on seller notes issued in conjunction with our acquisition of Bons-de-Reduction.com and Poulpeo.com in 2012, which totaled approximately $1.8 million, (vii) repaid the outstanding principal and accrued interest on seller notes issued in conjunction with our acquisition of Actiepagina.nl in 2013, which totaled approximately $1.2 million and (viii) repaid the outstanding principal and accrued interest on seller notes issued in conjunction with our acquisition of Ma-Reduc.com in 2013, which totaled approximately $5.3 million.

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

RETAILMENOT, INC.

Date: November 6, 2014	By:	/s/ G. Cotter Cunningham
	Name:	G. Cotter Cunningham
	Title:	President and Chief Executive Officer

Date: November 6, 2014	By:	/s/ Douglas C. Jeffries
	Name:	Douglas C. Jeffries
	Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1*	Sixth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 23, 2013).

3.2*	Amended and Restated Bylaws (filed as Exhibit 3.4 to the Registrant’s Form S-1 Registration Statement, as amended, filed with the Securities and Exchange Commission on July 8, 2013 (Registration No. 333-189397)).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Incorporated herein by reference to the indicated filing.
**	Furnished herewith.