Form 10-K
period 2014-12-31
RetailMeNot, Inc.
filed 2015-02-25
CIK 1475274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2014, the aggregate market value of its common stock held by non-affiliates on that date was $1,028,921,579.

As of January 31, 2015, 54,297,510 shares of the registrant’s Series 1 Common Stock were outstanding.

Documents incorporated by reference:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Proxy Statement relating to our 2015 annual meeting of shareholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART 1

Forward Looking Statements

Except for the historical financial information contained herein, the matters discussed in this report on Form 10-K (as well as documents incorporated herein by reference) may be considered “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include declarations regarding the intent, belief or current expectations of RetailMeNot, Inc. and its management and may be signified by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or similar language (or the negative of these terms). You are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed under Part 1, Item 1A:“Risk Factors” and elsewhere in this report. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business.

Company Overview

We operate the world’s largest marketplace for digital offers, connecting consumers with leading retailers and brands to increase consumer engagement and drive sales. In the year ended December 31, 2014, our marketplace featured digital offers from over 70,000 retailers and brands, with more than 697 million total visits to our desktop and mobile websites. During the three months ended December 31, 2014, we averaged more than 21 million monthly mobile unique visitors. As of December 31, 2014, we had contracts with more than 10,000 retailers, or paid retailers. We own and operate the largest digital offer marketplaces in the U.S. (RetailMeNot.com) and the U.K. (VoucherCodes.co.uk) and the largest portfolio of digital offer websites in France (Bons-de-Reduction.com, Poulpeo.com and Ma-Reduc.com).

We are the leading digital offer destination for consumers. In 2014, our marketplace featured more than 600,000 digital offers in each month. Digital offers are offers, offer codes and brand or category specific discounts made available online or through mobile applications that are used by consumers to make online or in-store purchases directly from retailers, excluding grocery retailers. Our websites, mobile applications, email newsletters and alerts and social media presence enable consumers to search for, discover and redeem hundreds of thousands of relevant digital offers from retailers and brands. Our marketplace features digital offers across multiple product categories, including clothing; electronics; health and beauty; home and office; travel, food and entertainment; personal and business services; and shoes. We believe our investments in digital offer content quality, product innovation and direct retailer relationships allow us to offer a compelling experience to consumers looking to save money, whether online or in-store.

We believe we are a trusted partner to retailers and brands. We provide our retailers and brands access to a large and engaged consumer audience. We help retailers and brands drive sales and acquire new customers online and in-store through our websites and mobile applications. In addition, our pay-for-performance model enables us to have a mutually beneficial relationship with our paid retailers, as they pay a commission to us only after a sale is made.

We believe our marketplace benefits from network effects. As more consumers use our marketplace, we are better able to obtain high quality digital offers from retailers and brands, which in turn attracts a larger consumer audience. We seek to reinforce our position as the leading digital offer destination by continuing to increase consumer traffic and growing the breadth and depth of our digital offers, as well as our retailer and brand relationships.

Our Industry

The retail industry is large, and e-commerce and mobile commerce are growing rapidly. The Internet and mobile devices have become an integral part of the consumers’ shopping experience and is increasingly influencing the consumers’ purchasing decision process online and in-store. The rise of mobile-optimized websites and applications has enabled consumers to use digital offers for purchases through their mobile devices or for in-store redemption at checkout. We believe that the adoption of location-based technologies will further contribute to this growth. Retailers and brands are recognizing the need to expand their online and mobile advertising initiatives. We believe many retailers are re-allocating their budgets to the channels in which consumers are spending more of their time before making purchase decisions.

Retailers are focused on the return on investment, or ROI, of their marketing spend and are adopting solutions, like digital offers, that allow them to measure and optimize the impact of their promotional campaigns. We believe that the direct response nature of digital offers, which allow for better consumer segmentation, targeting, tracking of redemptions and automated attribution to specific promotional campaign spend better facilitates retailers’ ability to measure ROI compared to more traditional advertising channels.

In addition, the speed and adaptability of digital offers allows retailers to reach consumers whenever and wherever they are shopping. Further, retailers are able to post digital offers quickly, edit and iterate on-the-go and modify the scale of campaigns dynamically based on consumer interest and marketing budgets. This compares favorably to traditional print couponing, which requires longer lead times and is a more manual and expensive process due to the additional overhead associated with printing and distributing physical offers.

Industry Challenges

Within this large addressable market, consumers and retailers face various challenges that represent barriers to increased retail commerce activity, online and in-store.

Challenges for Consumers

•	Difficult to find relevant digital offers. Digital offers are most valuable to consumers when they relate to products and brands that consumers want. Consumers face a fragmented landscape as digital offers are available in many different formats across a large number of distribution channels. Traditional offers are available in newspapers, magazines and direct mail, while digital offers are available on the websites of retailers and brands, digital offer websites, in emails or embedded as advertising. Many digital offer websites and other distribution channels lack the breadth and depth to offer a relevant digital offer when a consumer wants it. In addition, few digital offer websites have the retail relationships and resources to build a comprehensive offering of digital offers for consumers. Consumers often have to resort to visiting multiple websites to check if a relevant digital offer from their preferred retailer is available.

•	Unreliable digital offers. Many digital offer websites provide unreliable digital offers that may be declined by retailers, causing consumer frustration and disappointment. These websites lack the infrastructure and technology to review and validate digital offers that appear on their website, resulting in digital offers that can expire without notice or are invalid.

•	Inconvenience associated with traditional offers. Traditional offers distributed via fragmented offline media such as newspapers and circulars are hard to discover, search and organize, and carry expiration dates that are difficult to track. They are often not easily available on-demand when a consumer is shopping and can rarely be redeemed across multiple channels, such as online and in-store.

Challenges for Retailers

•	Difficulty reaching consumers at scale. The increasing amount of digital content and the proliferation of mobile devices creates significant audience fragmentation. This fragmentation makes it difficult for retailers and brands to reach their target audience at scale and at a time when their purchase behavior can be influenced.

•	Difficulty engaging consumers across channels. With the shift in consumer engagement towards online, mobile and social channels, retailers need an integrated multichannel solution to optimize their promotional efforts to increase traffic, both online and in-store, and drive sales. Creating consistent and integrated consumer engagement across their online, mobile and offline retail presence can represent a challenge for many retailers. Additionally, if consumers have a poor experience with an offer it may negatively impact consumers’ image of the retailer.

•	Ineffective and difficult to measure marketing solutions. Retailers are looking to maximize the returns on their promotional campaigns. Many traditional marketing options do not allow retailers to effectively measure the ROI of their marketing spend or collect behavioral consumer data to optimize their campaigns. Therefore, retailers seek a solution that can provide pay-for-performance and transparency into the effectiveness of their promotional campaigns.

Our Solution

We operate the world’s largest digital offer marketplace, connecting consumers with leading retailers and brands. Consumers are able to visit a trusted destination that allows them to search for, discover and redeem digital offers from leading retailers, online or in-store. We aggregate digital offers from retailers, performance marketing networks, our large user community, our employees and outsourced providers. Retailers are able to drive sales and acquire new customers by effectively attracting and engaging a large audience of consumers who are shopping across multiple channels. Our solution enables retailers to better manage their customer acquisition spend and effectively measure their marketing ROI.

Solutions for Consumers

We believe our content and high quality user experience continues to attract a large and engaged audience of consumers to our marketplace. Key elements of our solution for consumers include:

•	Save money with a broad selection of offers: Our breadth and depth of digital offer inventory enables consumers to save money on their everyday purchases. We aggregate digital offers available from retailers, performance marketing networks and our large user community. In 2014, more than two-thirds of the digital offers featured in our marketplace were submitted by users or sourced internally by us. The remainder of the digital offers featured in our marketplace were provided through performance marketing networks. In 2014, we featured more than 600,000 digital offers in each month from retailers and brands across multiple product categories including clothing; electronics; health and beauty; home and office; travel, food and entertainment; personal and business services; and shoes.

•	Anytime, anywhere availability, online and in-store: Consumers can search for and discover our digital offers at virtually any time via our websites, mobile applications, email newsletters and alerts or social media presence, whether on their desktop devices, mobile phone or tablet. Our mobile applications provide access to the select online and in-store digital offers found in our marketplace, allowing consumers to search and discover the digital offers they need and use them to shop whenever and wherever they want. Consumers can also share our digital offers socially via Facebook, Google+, Twitter, Pinterest, email or text message, or save or print them for later use. In addition, by utilizing location-based technology, our mobile applications notify our consumers of savings opportunities when they are shopping near major shopping malls and centers in the U.S. and the U.K. by sending alerts for digital offers that can be used in these locations.

•	Depth of offer selection from leading retailers within each category: In 2014, our marketplace featured digital offers from over 70,000 retailers and brands and thousands of digital offers per category. Our strong relationships with leading retailers also allow us to offer digital offers exclusive to our marketplace.

•	Reliability and curation of digital offer content: We use a combination of technology and people to validate and curate our digital offer content. We use proprietary algorithms to change the display of our digital offer content and technology to validate select digital offer content within our marketplace. Our merchandising team actively monitors our most frequently visited digital offer content in our marketplace to ensure content quality and curates such digital offer content by updating and changing the display and description of digital offers. Additionally, we leverage feedback from our large user community and our proprietary algorithms to measure performance and relevancy of our digital offers. These efforts are designed to ensure that the best quality digital offers rise to the top of our pages, while lower quality or expired digital offers are displayed lower on our pages and are eventually filtered out of our content when appropriate. Our merchandising team monitors the comments submitted by consumers for additional feedback on digital offers, such as whether or not the description of the digital offer contains an error, and updates our digital offer content accordingly. Our focus on digital offer quality and curation is intended to provide a high-quality experience for consumers.

•	Relevance and personalization: By having a selection of digital offers from thousands of large and small retailers, we can present more comprehensive and relevant content for our large and engaged user community. Consumers can sign up for email alerts for digital offers from their favorite retailers and brands or submit their brand “likes” and otherwise engage with us on Facebook. We then maintain and use this information to keep our users informed via email or Facebook whenever a digital offer from their preferred retailer becomes available through our marketplace. In 2014, we developed a new homepage for RetailMeNot.com that includes personalized content recommendations based on a user’s favorite stores or browsing history. We also added personalization functionality to the RetailMeNot mobile application that provides a Just for You feature designed to inform the consumer of the top digital offers available at their favorite stores, an Our Best feature that provides the user community with the best curated new digital offers of the day, and a Popular feature that displays digital offers that are trending within the RetailMeNot user community.

Solutions for Retailers

We believe we are a trusted partner to retailers and brands. We provide our retailers and brands access to a large and engaged consumer audience during their shopping experience. Key elements of our solution for retailers include:

•	Access to large consumer audience: We provide retailers access to the largest marketplace dedicated to digital offers, offering a large and engaged audience of consumers with intent to purchase. The scale of our platform increases our ability to drive conversion by rapidly disseminating and promoting digital offers to an engaged consumer audience at scale.

•	Multichannel engagement with consumers: Our websites and mobile applications offer retailers access to consumers who are shopping online and in-store. In 2014, we had more than 697 million visits to our websites and during the three month period ending December 31, 2014, averaged more than 21 million monthly mobile unique visitors. We also had more than 35.1 million email subscribers. Our in-store solutions help retailers drive more in-store traffic and sales by increasing consumer awareness of discounts and promotions available to them. Other outlets, such as our social media channels, including our Facebook Page and Twitter feeds, provide two-way engagement with consumers.

•	Trusted partnerships and strategic dialogues: We maintain ongoing strategic dialogues and develop long-term relationships with our paid retailers. Our retailer and brands solutions team works closely with the marketing teams of our paid retailers to optimize the performance of their digital offers. We proactively work with our paid retailers to curate their digital offers to drive sales and build consumer trust. We believe our marketplace provides a consistent, high-quality user experience, which reflects positively on the image of our paid retailers.

•	Measurable ROI and pay-for-performance: We believe retailers focus on channels with clearly quantifiable return on investment and pay-for-performance transactional models. Our paid retailers pay a commission to us only after a consumer has made a purchase. Retailers are also able to track the performance of their digital offers in order to monitor and control key aspects of their campaign. Our quantifiable, pay-for-performance model allows retailers to effectively measure ROI while acquiring new customers, increasing sales and driving brand loyalty.

Our Competitive Strengths

We operate the world’s largest digital offer marketplace, connecting consumers with leading retailers and brands. Our competitive strengths include:

•	Global leader with strong scale and brands: We believe our strong brand recognition has allowed our marketplace to become a leading destination for consumers looking to save money on retail purchases. As a result, over 90% of traffic to our websites was generated from unpaid sources in 2014. In addition to RetailMeNot.com, our international brand portfolio includes VoucherCodes.co.uk in the U.K., Bons-de-Reduction.com, Poulpeo.com and Ma-Reduc.com in France, Actiepagina.nl in the Netherlands, Deals.com in Germany and RetailMeNot.ca in Canada.

•	Trusted partner to leading retailers: In 2014, we maintained relationships with more than 10,000 paid retailers. We help retailers drive sales and acquire new customers through our multichannel marketplace. We also help our paid retailers optimize their digital offer campaigns to provide a consistent, high-quality user experience, which we believe reflects positively on the brand image of these retailers. As evidence of our successful partnerships with retailers, we have been able to grow over time the number of exclusive digital offers we offer to consumers. Exclusive digital offers are often more compelling offers, and therefore drive heightened consumer interest and help portray our marketplace as the leading destination for digital offers. Our pay-for-performance model enables us to have a mutually beneficial relationship with our paid retailers, as they pay a commission to us only after a sale is made. This model also allows our paid retailers to effectively measure marketing ROI.

•	Network effects: As more consumers use our websites and mobile applications, we attract more retailers and brands to our platform looking for a large audience to drive sales. As the number of retailers and brands in our marketplace increases, we are able to offer more digital offers to consumers, which in turn attracts a larger consumer audience. As our consumer audience grows, retailers and brands are more willing to enter into paid relationships with us and provide us with exclusive digital offers to attract our audience of consumers.

•	Large community of actively engaged users: We foster and support a passionate user community that contributes to our websites by submitting digital offers and helps curate the content on our websites. We leverage our community’s passion for savings and their participation in curating the content that we provide to deliver compelling and relevant offer selection to our broad consumer audience. This occurs through community moderation of digital offers with the ability to filter and rank offers on our websites that consumers find the most compelling and relevant. We believe that this engagement by our consumers increases the quality of our content, while lowering our costs to curate and moderate that content ourselves.

•

Strong technology platform and proprietary data: Our technology platform is designed to provide the reliability and security necessary to support a large and growing base of consumers, retailers and brands in our marketplace. As engagement in our marketplace increases, we are able to collect more proprietary data on consumer shopping behavior, which allows us to further develop and improve our marketplace to better serve consumers and offer more value to retailers and brands. This data is difficult to replicate and enables us to offer retailers and brands insight into their digital offer performance. Additionally, our technology serves as a basis to design and support innovative solutions and to further automate and standardize our processes.

Our Growth Strategy

Our objective is to expand our position as the largest digital offer marketplace, connecting consumers and leading retailers and brands. Our strategies to achieve this goal include:

Grow depth of paid relationships with retailers. We are increasing the resources we dedicate to our retailer and brand solutions team (formerly our sales and partner management teams) in order to deepen our relationships with existing paid retailers and attract new paid retailers worldwide. We believe that this value proposition will help us grow our share of marketing promotional spending among our large retailer base and attract new paid retailers to our marketplace. We also aim to further strengthen our value proposition for retailers by expanding our retailer solutions. For example, we have recently introduced sponsored category listings, more premium placement advertising opportunities, and digital circulars and showcases.

Enhance mobile solutions and in-store enablement. We intend to further develop our mobile optimized websites and invest in our mobile technology for smartphones, including geo-fencing capabilities, in order to increase consumer use and monetization of our solutions from mobile devices. We believe that this technology will allow us to introduce new solutions and grow the number of consumers and retailers using our mobile solutions.

Increase traffic and monetization. To drive increased consumer traffic and net revenues, we intend to continue to invest in marketing to increase brand awareness and our retailer and brand solutions team to obtain more exclusive digital offers, both of which will attract more consumers to our marketplace. We will continue to deploy our digital offer content through targeted and measured email newsletters and alerts, our social media presence, and select premium placement advertising, as well as other offline media efforts to increase the frequency of visits to our properties. Given our scale, we also benefit from our network effects to increase traffic and conversion as more digital offers drive more consumer traffic and retail commerce activity, which in turn attracts more digital offers to our marketplace. We also intend to introduce new methods of monetizing our consumer traffic, particularly the traffic to our mobile websites and applications, through the use of cost-per-click pricing, single use codes or comprehensive, multichannel digital offer solutions packages.

Invest in technology and innovation. Innovation is a key element of our strategy, and we will continue to make significant investments in research and development to further improve our user interface, solution and platform integration, features and functionality, as well as our online and mobile technologies. Our product innovation initiatives are designed to minimize friction in consumers’ shopping experience with digital offers from start to finish and provide our retailers and brands with solutions that increase consumer sales. Our key technology investment strategies include: further integrating our online and mobile product offerings; developing personalization tools to further tailor digital offers on our websites and applications to increase user frequency; and leveraging data and analytics to encourage repeat usage of our websites and mobile applications by consumers and help retailers better understand consumer behavior and measure the effectiveness of their marketing spend, across our multichannel marketplace. We also intend to increase the efficiency and scalability of our international operations through standardization of certain components of our technology.

Expand internationally. We have successfully leveraged our established business model to expand into attractive new geographies, including the U.K., France, Germany, the Netherlands and Canada. We intend to further grow our international presence in these markets and continue our geographic expansion efforts in markets with attractive commerce profiles and trends.

Pursue strategic acquisitions. Since 2009, we have completed more than 10 acquisitions. We intend to continue pursuing expansion opportunities in existing and new markets, as well as in core and adjacent categories and complementary technology through strategic acquisitions.

Our Products and Services

We offer products and services to create our marketplace, where consumers save money and retailers generate sales.

Products and Services for Consumers

Our product development approach is centered on building products that enable consumers to discover quality digital offers, virtually anytime and anywhere, and redeem them online or in-store. Our products and services for consumers are free of charge and available through our websites and mobile applications.

Websites. We offer our consumers hundreds of thousands of digital offers from tens of thousands of retailers and brands across multiple product categories. Consumers visiting our websites search for and discover digital offers based on retailer name, product, category, digital offer type, popularity, success rate and other characteristics. Once a consumer discovers a relevant online digital offer, the consumer clicks on that digital offer and is directed to the website of the respective retailer, where the consumer is able to purchase products and redeem the digital offer. In 2014, we developed a new homepage for RetailMeNot.com that includes personalized content recommendations based on a user’s favorite stores or browsing history. Consumers can redeem these digital offers in-store by simply scanning the barcode at the retailer’s register or by having the sales associate enter the promotional code shown on the consumer’s mobile screen into their point-of-sale system.

Mobile Applications. Our mobile applications allow consumers to shop when they want, where they want. Consumers use our mobile applications to discover, store for use later and access the digital offers they want and to redeem them both online and in-store. They can browse top digital offers, popular stores and product category listings. Our mobile applications also allow users to share digital offers with others via email, text message or through social media channels. The RetailMeNot mobile application provides a Just for You feature designed to inform the consumer of the top digital offers available at their favorite stores, an Our Best feature that provides the user community with the best curated new digital offers of the day, and a Popular feature that displays digital offers that are trending within the RetailMeNot user community. In addition, utilizing location-based technology, the RetailMeNot mobile application notifies consumers of savings opportunities when they are shopping near shopping malls and centers by sending consumers alerts for digital offers that can be used in these locations. Once a consumer discovers a relevant online digital offer, the consumer clicks on that digital offer and is directed to the website of the respective retailer, where the consumer is able to purchase products and redeem the digital offer. Consumers can redeem these digital offers in-store by simply scanning the barcode at the retailer’s register or by having the sales associate enter the promotional code shown on the consumer’s mobile screen into their point-of-sale system.

Email Newsletters and Alerts. Consumers can subscribe to receive our periodic email newsletter and alerts. Our email newsletter allows consumers to stay informed about featured digital offers, while our alerts notify consumers when digital offers from their preferred retailers become available.

•	Email newsletters: Our newsletters are sent several times a week and typically include the top digital offers for featured retailers. A portion of these newsletters feature digital offers that are targeted to our consumers based on their past activity on our websites and their affinity for certain retailers or certain types of shopping categories.

•	Alerts: Our alerts provide consumers with new digital offers for their favorite retailers, as they become available.

Social Media. Consumers can engage with us on social media channels, such as Facebook, Google+, Pinterest and Twitter, to receive promotional messages from retailers and brands. We maintain an active social media presence by tweeting savings opportunities each day and recommending digital offers to consumers through our Facebook application based on consumers’ brand likes. In addition, we engage consumers through social and gamification features in the “Community” section of RetailMeNot.com, including the ability to earn points, track dollars users have helped others save, view rankings, earn badges and win prizes.

Products and Services for Retailers

We provide our retailers with access to a large and engaged consumer audience.

Multichannel Access to Consumers. We provide retailers and brands with access to new customers through multiple channels online on our websites and mobile applications, by email newsletters and alerts and our social media presence, and in-store by displaying a digital offer on a mobile device or presenting a printed offer. We allow retailers to provide consistent digital offers across these multiple channels.

Advertising. We provide our paid retailers with a variety of premium placement advertising opportunities to increase the impact of their digital offer campaigns. Our most common premium placement advertising opportunities include prominent placement within the top digital offer listings of our homepage, the side rail of our category pages, our weekly email newsletter, solo retailer newsletter campaigns and on the landing screen of our mobile website and applications. In 2014, we introduced digital circulars and product showcases, which provide our paid retailers the opportunity to display digital offers with brand imagery through our websites and mobile applications. We typically charge a flat fee for these enhanced advertising tools on a campaign basis for a given period of time. Advertising rates may vary depending upon the distribution channel, seasonality, placement prominence, traffic and the length of time a retailer runs an advertisement through our marketplace.

Our Websites and Brands

We operate a portfolio of digital offer websites that span multiple geographic locations and languages. We acquired the majority of the websites we operate today and have typically maintained the brand name we acquired in each local market given the brand awareness of each website created prior to our acquisition. Each of these websites provides the same core set of solutions: consumers use these websites at no charge to search for and discover digital offers they can redeem online or in-store with leading retailers and brands.

We use the RetailMeNot brand in the U.S., including RetailMeNot.com, our mobile optimized website and the RetailMeNot mobile applications currently available for free for iPhone and Android, and in Canada, through RetailMeNot.ca. We expect to continue to focus our efforts on building the RetailMeNot brand in the U.S. and Canada.

We acquired the business of VoucherCodes.co.uk. in August 2011, which is our brand in the U.K. The VoucherCodes.co.uk. brand includes the VoucherCodes.co.uk. website and mobile applications currently available for free for iPhone and Android. In May 2012, we re-launched our website Deals.com to serve consumers and retailers in German-speaking markets. Also in May 2012, we acquired the businesses of Bons-de-Reduction.com and Poulpeo.com in France. The Bons-de-Reduction.com brand includes the Bons-de-Reduction.com website and mobile application currently available for free for iPhone. As of March 1, 2013, we established operations in the Netherlands through the acquisition of the business of Actiepagina.nl. In June 2013, we launched our website RetailMeNot.ca to serve English-speaking consumers and retailers in Canada. In July 2013, we expanded our presence in France through the acquisition of the business of Ma-Reduc.com. The Ma-Reduc brand includes the Ma-Reduc.com website and mobile application currently available for free for iPhone and Android. As a result of this acquisition, we operate the largest portfolio of digital offer websites in France (Bons-de-Reduction.com, Poulpeo.com and Ma-Reduc.com).

Our primary websites and mobile applications include:

Website	Mobile Applications	Geographic Location Served	Language	Focus
Retailmenot.com	iPhone & Android	U.S.	English	Online and In-Store Offers
VoucherCodes.co.uk	iPhone & Android	U.K.	English	Online and In-Store Offers
Bons-de-Reduction.com	iPhone	France	French	Online and In-Store Offers
Poulpeo.com	iPhone & Android	France	French	Online Offers with Cash Back
Ma-Reduc.com	iPhone & Android	France	French	Online Offers
Actiepagina.nl	None	Netherlands	Dutch	Online Offers
Deals.com	None	Germany	German	Online Offers
RetailMeNot.ca	None	Canada	English	Online Offers

Technology and Infrastructure

Product development and innovation are core pillars of our strategy. Our product team works to regularly deliver innovative products and features in an effort to provide the best possible consumer experience and drive sales for retailers and brands. The responsibilities of our product team span the lifecycle of identifying consumer and retailer needs, defining and designing products, testing, developing go-to-market strategies, and measuring the performance of new products and features. The team is focused on enhancing our core solutions, optimizing the user experience for consumers, and building better business results for our retailers. We provide our online and mobile solutions using a combination of in-house and third-party technology solutions and products.

We have developed proprietary systems architecture for use in creating, maintaining and operating our websites and mobile applications. This technology consists of internal development by our staff of designers and engineers and makes use of software acquired or licensed from outside developers and companies. Our systems are designed to serve consumers and our retailers’ operations teams in an automated and scalable fashion. While we use a variety of technologies, the majority of our software systems are written in PHP and Java by engineers employed or contracted by us. Our product development expenses were $47.9 million, $30.6 million and $14.5 million in 2014, 2013 and 2012, respectively. Our software is comprised of four major areas:

•	public facing websites and mobile applications;

•	content quality management systems;

•	data management and reporting; and

•	infrastructure tools.

Our websites are hosted in the U.S., U.K., France, Germany, Ireland and the Netherlands using a combination of third-party co-location hosting centers and cloud-based hosting services. Our systems architecture has been designed to manage increases in traffic on our websites and mobile applications through the addition of server and network hardware without making software changes. Our third-party data centers provide our websites, mobile applications and online tools with scalable and redundant Internet connectivity and redundant power and cooling to our hosting environments. We use security methods in an effort to ensure the integrity of our networks and to protect confidential data collected and stored on our servers. For example, we use firewall technology to protect access to our networks and to our servers and databases on which we store confidential data. We have developed and use internal policies and procedures to protect the personal information of our users. We test for unauthorized external access to the network daily using automated services and conduct periodic audits performed by outsourced security consultants.

Competition

The market to attract consumers seeking to save money on purchases online and in-store, and retailers and brands seeking to drive sales and acquire new customers is highly competitive, fragmented and rapidly changing with limited barriers to entry.

Our competition for traffic from consumers seeking to save money on online or in-store purchases includes digital offer websites and mobile applications, cash back and loyalty websites, retailers, search engines, social networks, comparison shopping websites, newspapers and direct mail campaigns. We believe that our primary competition is from other digital offer websites, including dealspl.us, bradsdeals, dealnews, savings.com, Tech Bargains and Coupon Cabin. In addition to such competitors, we are experiencing increasing competition from other businesses that offer digital offers similar to ours as an add-on to their core business. For example, Groupon, Living Social and Coupons.com provide digital offers, Google promotes product-listing advertisements adjacent to its search results and PayPal provides digital offers for in-store purchases. While some of our actual and potential competitors enjoy substantial competitive advantages over us, such as superior name recognition, substantially greater financial, technical and other resources and longer history of competing in relevant geographies, we believe that we compete favorably based on our leadership position in digital offers, our strong brand awareness, our broad selection and quality of digital offers from leading retailers and brands, our trusted partnerships with retailers, our network effects and our large community of actively engaged users.

Retailers and brands have a number of marketing options to choose from when deciding how to reach consumers. Our competition for marketing spend includes digital offer sites that offer a pay-for-performance model, search engines and social networks that compete for online advertising spend and television, magazines and newspapers that compete for offline advertising spend. We believe the principal factors that make us appealing in the competition for retailers’ marketing spend include our large and engaged audience of consumers, our multichannel engagement across online, mobile, social and in-store, our trusted marketplace that protects retailers’ brands, and our pay-for-performance model that provides retailers and brands measurable ROI, reporting and analytics.

Intellectual Property

Our intellectual property includes the content of our websites, our registered domain names, our registered and unregistered trademarks and our patent applications. We believe that our intellectual property is an important asset of our business and that our RetailMeNot.com, VoucherCodes.co.uk, Bons-de-Reduction.com, Poulpeo.com, Ma-Reduc.com, Actiepagina.nl, Deals.com, RetailMeNot.ca and other domain names and our technology infrastructure give us a competitive advantage in the digital offer market. We rely on a combination of trademark, copyright and trade secret laws in the U.S. and Europe, as well as contractual provisions, to protect our proprietary technology and our brands. We currently have trademarks registered or pending in the U.S., Europe, Australia, Canada, India, South Korea, Singapore and China for our name and certain words and phrases that we use in our business. We also rely on copyright laws to protect software relating to our websites and our proprietary technologies, although we have not registered for copyright protection to date. We have registered numerous Internet domain names related to our business in order to protect our proprietary interests. As of December 31, 2014, we had two patents issued and 59 patent applications, including nine provisional patent applications pending, related to the use and operation of discount websites and related mobile applications as well as the provision and redemption of digital offers. We also enter into confidentiality agreements with our employees and consultants and seek to control access to and distribution of our proprietary information in a commercially prudent manner. In addition, we license third-party technologies that are incorporated into some elements of our solutions.

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

Employees

As of December 31, 2014, we had 527 employees. We consider our current relationship with our employees to be good. Other than our French employees, none of our employees is represented by a labor union or is a party to a collective bargaining agreement.

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

Geographic Information

Financial information about geographic areas is set forth in Note 12 of the Notes to Consolidated Financial Statements under Part II, Item 8: “Financial Statements” of this Annual Report on Form 10-K. For a discussion of the risks attendant to foreign operations, see the information in Part 1, Item 1A: “Risk Factors” under the caption “We are subject to international business uncertainties that could adversely affect our operations and operating results.”

Seasonality

Our operating results fluctuate from quarter to quarter as a result of a variety of factors, including seasonal factors and economic cycles that influence consumer purchasing of retail products. Historically, we have experienced the highest number of visits, monthly mobile unique visitors and net revenues in the fourth quarter of the year, which coincides with the winter holiday season in the U.S. and Europe. This seasonality may not be fully evident in our historical business performance because of our significant growth and the timing of our acquisitions. For instance, we have entered new markets through international acquisitions and increased the number of paid retailer and performance marketing network relationships. These changes have contributed to the substantial growth in our net revenues and corresponding increases in our operating costs and expenses to support our growth. Our investments have led to uneven quarterly operating results due to increases in personnel costs, product and technology enhancements and the impact of our acquisitions and other strategic projects. The return on these investments is generally achieved in future periods and, as a result, these investments can adversely impact near term results.

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

Available Information

Our Internet address is www.retailmenot.com and our investor relations website is located at http://investor.retailmenot.com. We make available free of charge on our investor relations website under the headings “Financials and Filings” and “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC. Information contained on our websites is not incorporated by reference into this Annual Report on Form 10-K. In addition, the public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site, www.sec.gov, that includes filings of and information about issuers that file electronically with the SEC.

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

We generate consumer traffic to our websites using various methods, including search engine marketing, or SEM, search engine optimization, or SEO, email campaigns and social media referrals. Our net revenues and profitability levels are dependent upon our continued ability to use a combination of these methods to generate consumer traffic to our websites in a cost-efficient manner. We have experienced and continue to experience fluctuations in search result rankings for a number of our websites. There can be no assurances that we will be able to grow or maintain current levels of consumer traffic.

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

In some instances, search engines may change their displays or rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. For example, Google is currently promoting its product-listing advertisements adjacent to its search results, which could reduce traffic to our websites. Given the large volume of search-driven traffic to our websites and the importance of the placement and display of results of a user’s search, similar actions in the future could have a negative effect on our business and results of operations.

If we are listed less prominently or fail to appear in search result listings for any reason, it is likely that the number of visitors to our websites will decline. Any such decline in consumer traffic to our websites could adversely impact the number of purchases we generate for our retailers, which could adversely affect our net revenues. For example, after Google released an update to its search algorithm in May 2014 consumer traffic to our websites decreased in some instances when compared to traffic levels immediately prior to the algorithm update, which negatively impacted our net revenues. We may not be able to replace this traffic with the same volume of visitors or in the same cost-effective manner from other channels, such as SEM, display advertising, e-mail or social media, or at all. An attempt to replace this traffic through other channels may require us to increase our sales and marketing expenditures, which would adversely affect our operating results and which may not be offset by additional net revenues.

Although consumer traffic to our mobile applications is not reliant on search results, growth in mobile device usage may not decrease our overall reliance on search results if mobile users use our mobile websites rather than our mobile applications. In fact, growth in mobile device usage may exacerbate the risks associated with how and where our websites are displayed in search results because mobile device screens are smaller than desktop computer screens and therefore display fewer search results.

Consumers are increasingly using mobile devices to access our content and if we are unsuccessful in expanding the capabilities of our digital offer solutions for our mobile platforms to allow us to generate net revenues as effectively as our desktop platforms, our net revenues could decline.

Web usage and the consumption of digital content are increasingly shifting to mobile platforms such as smartphones and other connected devices. In 2014, visits to our mobile websites represented approximately 28% of the total visits to our websites, and we expect the percentage of visits to our mobile websites to continue to grow. Industry-wide solutions to monetize digital offer content effectively on these platforms are at an early stage of development and the future demand and growth prospects for digital offer content on these mobile platforms are uncertain. Further, the rate at which we monetize digital offer content on our mobile websites and applications is significantly lower than the rate on our desktop websites.

The growth of our business depends in part on our ability to deliver compelling solutions to consumers and retailers through these new mobile marketing channels. Our success on mobile platforms will be dependent on our interoperability with popular mobile operating systems that we do not control, such as Android, iOS and Windows Mobile, and any changes in such systems that degrade our functionality or give preferential treatment to competitive services could adversely affect usage of our services through mobile devices.

Further, to deliver high quality mobile offerings, it is important that our solutions integrate with a range of other mobile technologies, systems, networks and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards. For example, some retailers today do not recognize affiliate tracking links on their mobile websites or applications, and affiliate tracking links on mobile websites or applications may not function to allow retailers’ sales to be attributed to us. Further, consumers may click on a digital offer displayed on our mobile websites or in our mobile applications, but execute a purchase using that digital offer on a different platform, such as on the retailer’s desktop website or in-store, which may result in those retailer sales not being attributed to us. As a result, in each such case, we may not receive commission revenues when a consumer executes a purchase on the retailer’s platform after clicking through a digital offer displayed on our mobile websites or in our mobile applications. If retailers fail to recognize affiliate tracking links on their mobile websites or applications, or affiliate tracking links on mobile websites or applications do not function to allow retailers’ sales to be attributed to us and our mobile traffic continues to increase or represent a higher percentage of our consumer traffic, our business could be harmed and our operating results could be adversely affected.

If we fail to develop mobile applications and mobile websites that effectively address consumer and retailer needs, or if we are not able to implement strategies that allow us to monetize mobile platforms and other emerging platforms, our ability to grow will be constrained, and our business, financial condition and operating results would be adversely affected.

If retailers alter the way they attribute credit to publishers in their performance marketing programs, our net revenues could decline and our operating results could be adversely affected.

Retailers often advertise and market digital offers through performance marketing programs, a type of performance-based marketing in which a retailer rewards one or more publishers such as us for each visitor or customer generated by the publisher’s own marketing efforts. When a consumer executes a purchase on a retailer’s website as a result of a performance marketing program, most performance marketing conversion tracking tools credit the most recent link or ad clicked by the consumer prior to that purchase. This practice is generally known as “last-click attribution.” We generate the vast majority of our net revenues through transactions for which we receive last-click attribution. In recent years, some retailers have sought, and in some cases adopted, alternatives to last-click attribution. These alternatives are primarily “first-click attribution,” which credits the first link or ad clicked by a consumer prior to executing a purchase, or “multichannel attribution,” which applies weighted values to each of a retailer’s advertisements and tracks how each of those advertisements contributed to a purchase. If retailers widely adopt first-click attribution, multichannel attribution or otherwise alter the ways they attribute credit for purchases to us, and if we are unable to adapt our business practices to such alterations, our net revenues could decline and our business, financial condition and operating results could be adversely affected.

If we are unable to retain our existing retailers, expand our business with existing retailers or attract new retailers and consumers, our net revenues could decline.

Our ability to continue to grow our net revenues will depend in large part on expanding our business with existing retailers and attracting new retailers. The number of our current retailers may not expand materially beyond our existing base and may decline. Even for our largest retailers, the amount they pay us is typically only a small fraction of their overall advertising budget. Retailers may view their spend with us as experimental and may either reduce or terminate their spend with us if they determine a superior alternative for generating sales. In addition, retailers may determine that distributing digital offers through our platform results in undesirably broad distribution of their digital offers or otherwise does not provide a compelling value proposition. Some retailers have demanded that we remove digital offers relating to their products or services from our marketplace, and we anticipate that some retailers will do so in the future. Retailers have in some cases reduced, and may reduce in the future, the commission rates they pay to us for sales we facilitate. If we are unable to negotiate favorable terms with current or new retailers in the future, including the commission rates they pay us, our operating results will be adversely affected.

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

We are highly dependent on performance marketing networks as intermediaries. Factors adversely affecting our relationships with performance marketing networks, or the termination of our relationships with these networks, may adversely affect our ability to attract and retain business and our operating results.

Most of our net revenues come from commissions earned for promoting digital offers on behalf of retailers. Often, the commissions we earn are tracked and paid by performance marketing networks. For 2014, 94.8% of our net revenues came from retailers that pay us through performance marketing networks, primarily Commission Junction and LinkShare. Performance marketing networks provide retailers with affiliate tracking links for attributing revenues to publishers like us and the ability to distribute digital offer content to multiple publishers. We do not have exclusive relationships with performance marketing networks. They do not enter into long-term commitments to us allowing us to use their solutions, and their contracts with us are cancelable upon short or no notice and without penalty.

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

Certain of our larger actual or potential competitors may have the resources to significantly change the nature of the digital offer industry to their advantage, which could materially disadvantage us. For example, Google now displays product-listing advertisements above the organic search results returned by its search engine in response to user searches, which may reduce the amount of traffic to our websites. Additionally, potential competitors such as PayPal, Yahoo!, Bing and Facebook have widely adopted industry platforms which they could leverage to distribute digital offers that could be disadvantageous to our competitive position.

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

We have expanded our overall business, consumer traffic, paid retailers, employee headcount and operations in recent periods. We increased our total number of full-time employees from 35 as of December 31, 2010 to 527 as of December 31, 2014. We have also established or acquired operations in other countries. In 2011, we acquired the business of VoucherCodes.co.uk, which is based in the U.K. In 2012, we acquired Bons-de-Reduction.com and Poulpeo.com, which are based in France, and relaunched Deals.com in Germany. In March 2013, we acquired Actiepagina.nl, which is based in the Netherlands. In July 2013, we acquired Ma-Reduc.com, which is based in France. In most of these instances, we previously had no presence in these countries. Our business is becoming increasingly complex, especially in light of the number of acquisitions we have integrated and are in the process of integrating. Our limited operating history, reliance on multiple websites and brands and our rapid expansion have placed, and will continue to place, a significant strain on our managerial, operational, product development, sales and marketing, administrative, financial and other resources.

We expect to continue to increase headcount and to hire more specialized personnel in the future. We will need to continue to hire, train and manage additional qualified website and mobile application developers, software engineers, sales staff, and product development specialists in order to improve and maintain our technology to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed.

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

Since the majority of our expenses are personnel-related and include salaries and stock-based compensation, benefits and incentive-based compensation plan expenses, we have not experienced significant seasonal fluctuations in the timing of our expenses from period to period other than increases in discretionary advertising and promotional spending during the third and fourth quarter holiday shopping period. We plan to continue to increase our investment in sales, engineering and product development substantially as we seek to leverage our solution to capitalize on what we see as a growing global opportunity. We also expect that our general and administrative expense will increase over time to support our growing operations. For the foregoing reasons or other reasons we may not anticipate, historical patterns should not be considered indicative of our future sales activity, expenditure levels or performance.

Factors that may affect our quarterly operating results include the following:

•	the number and quality of the digital offers on our websites and mobile applications;

•	consumer visits to our websites and use of our mobile applications, and purchases of retail products by consumers resulting from those visits or application sessions;

•	our ability to increase the commissions and other revenues associated with consumer visits to our mobile websites or use of our mobile applications;

•	the success and costs of our online advertising and marketing initiatives, including advertising costs for paid search keywords that we deem relevant to our business;

•	the levels of compensation that retailers are willing to pay us to attract customers;

•	the amount that consumers spend when they make purchases using the digital offers we provide;

•	market acceptance of our current and future solutions, including our ability to retain current retailers, sell additional solutions to existing retailers and to add new retailers to our business in multiple regions around the world;

•	overall levels of consumer spending;

•	the budgeting cycles of our retailers;

•	the cyclical and discretionary nature of marketing spend and any resulting changes in the number and quality of digital offers that retailers choose to offer;

•	changes in the competitive dynamics of the digital offer industry, including consolidation among competitors, performance marketing networks or customers, and our reputation and brand strength relative to our competitors;

•	the response of consumers to our digital offer content and our personalization initiatives;

•	our ability to control costs, including our operating expenses;

•	network outages, errors in our solutions or security breaches and any associated expenses and collateral effects;

•	our ability to achieve the growth rate that was anticipated by us in setting our operating and capital expense budgets;

•	foreign currency exchange rate fluctuations, as our foreign sales and costs are denominated in local currencies;

•	interest rate fluctuations, as our senior indebtedness carries a variable interest rate;

•	costs related to acquisitions or licensing of, or investments in, products, services, technologies or other businesses and our ability to integrate and manage any acquisitions successfully;

•	our ability to collect amounts billed to retailers directly and through performance networks; and

•	general economic and political conditions in our domestic and international markets.

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

The business of selling goods and services over the Internet, and the use of digital offers in those transactions, is dynamic and relatively new. Concerns about fraud, privacy and other challenges may discourage additional consumers from adopting the Internet as a medium of commerce. Acquiring new customers for our marketplace and increasing consumer traffic may become more difficult and costly than it has been in the past, particularly in markets where our marketplace has been available for some time. In order to increase consumer traffic to our websites and use of our mobile applications, we must appeal to consumers who historically have used traditional means of commerce to purchase goods and services and may prefer alternatives to our websites and mobile applications, such as the retailer’s own website or mobile application. In addition, consumers may not be accustomed to using one of our mobile applications to access digital offers that can be used by the consumer while in a retail store or restaurant. If these consumers prove to be less active than consumers who are already providing traffic to our websites or using our mobile applications, or we are unable to gain efficiencies in our operating costs, including our cost of increasing consumer traffic to our websites or increasing the number of mobile application sessions, our business could be adversely impacted. Furthermore, to the extent that weak economic conditions cause consumer spending to decline or cause our customers and potential customers to freeze or reduce their marketing budgets, particularly in the online retail market, demand for our solutions may be negatively affected.

If we are not able to maintain a positive perception of the content available through our marketplace, maintain and enhance our RetailMeNot brand and the brands associated with each of our other websites and mobile applications, our reputation and business may suffer.

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

Our success depends on our ability to provide consumers with the digital offers they seek. A substantial majority of our revenues come from arrangements in which we are paid by retailers to promote their digital offers. Additionally, as much as one-third of the digital offers on our websites are submitted by users. Therefore, we do not own or control the inventory of content upon which our business depends. Because a large number of our digital offers are submitted by users, our efforts to ensure the quality and reliability of those digital offers are critical to our success. From time to time consumers submit complaints that our digital offers are invalid or expired. If our algorithms and automated processes for validating and sorting user-submitted digital offers are ineffective, or if our employees responsible for manual review and curation of user-submitted digital offers are unable to effectively select and sort the digital offers that are reliable and most appealing to our users, we may be unable meet the needs of consumers and our operating results may be adversely affected.

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

If Texas or any other jurisdiction in which we are resident implements regulations that impose sales tax on certain e-commerce or m-commerce transactions, our net revenues could decline and our business, financial condition and operating results will be adversely affected.

In 2008, New York implemented regulations that require retailers to collect and remit sales taxes on sales made to residents of New York if the publisher that facilitated that sale is a New York resident. In 2011, California passed similar regulations, and several other states have proposed similar regulations, although some of the regulations proposed by these other states have not passed. In addition, the State of New Jersey, a state in which we have operations, passed similar regulations on July 1, 2014. The requirement to collect and remit sales tax in New Jersey has not had a material impact on our results of operations to date. However, in the future, paid retailers in our marketplace that do not currently have sales tax nexus in New Jersey or in any other state that passes or has passed similar regulations and in which we have operations, employees or contractors in the future, may significantly alter the manner in which they pay us, cease paying us for sales we facilitate for that retailer in that state or cease using our marketplace, each of which could adversely impact our operating results. Further, if Texas were to pass similar regulations, we believe a substantial number of the paid retailers in our marketplace would cease paying us for sales we facilitate for that retailer in Texas, significantly alter the manner in which they pay us or cease using our marketplace. This would decrease our sales and our business, financial condition and operating results would be adversely affected.

Our failure or the failure of third-party service providers to protect our platform and network against security breaches, or otherwise protect our confidential information, could damage our reputation and brand and substantially harm our business and operating results.

We deliver digital offers via our websites, mobile applications, email newsletter and alerts and social media presence, and we collect and maintain data about consumers, including personally identifiable information, as well as other confidential or proprietary information. Our security measures may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by our platform or that we or our third-party service providers otherwise maintain. Breaches of our security measures or those of our third-party service providers could result in unauthorized access to our platform or other systems; unauthorized access to and misappropriation of consumer information, including consumers’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our platform; deletion or modification of content, or the display of unauthorized content, on our websites or our mobile applications; or a denial of service or other interruption in our operations. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our size and scale, our geographic footprint and international presence, our use of open source software and technologies, the outsourcing of some of our business operations and continued threats of cyber-attacks. Although cybersecurity and the development and enhancement of controls, processes and practices designed to protect our and our third party providers’ systems, computers, software, data and networks from attack, damage or unauthorized access are a high priority for us, this may not successfully protect our respective systems against all vulnerabilities, including technologies developed to bypass our security measures. In addition, outside parties may attempt to fraudulently induce employees, users or retailers to disclose sensitive information in order to gain access to our or our third party providers’ secure systems and networks.

Because techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers, we and they may be unable to anticipate these attacks or to implement adequate preventative measures. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Any actual or perceived breach of our security could damage our reputation and brand, expose us to a risk of loss or litigation and possible liability, require us to expend significant capital and other resources to alleviate problems caused by such breaches and deter consumers and retailers from using our online marketplace, which would harm our business, financial condition and operating results.

Interruptions or delays in service from third-party data center hosting facilities and other third parties could impair the delivery of our solutions and harm our business.

We operate our business using third-party data center hosting facilities located in California, Oregon, Virginia, the U.K., France, Germany, Ireland and the Netherlands. All of our data gathering and analytics are conducted on, and the content we deliver is processed through, servers in these facilities. We also rely on bandwidth providers, Internet service providers and mobile networks to deliver content. Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our service.

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

Additionally, the EU has traditionally imposed more strict obligations under data privacy laws and regulations. Individual EU member countries have had discretion with respect to their interpretation and implementation of EU data privacy laws, resulting in variation of privacy standards from country to country. Legislation and regulation in the EU and some EU member states requires companies to obtain specific types of notice and consent from consumers before using cookies or other tracking technologies. To comply with these requirements, the use of cookies or other similar technologies may require the user’s affirmative, opt-in consent. Additionally, in January 2012, the European Commission announced significant proposed reforms to its existing data protection legal framework that, if implemented, may result in a greater compliance burden with respect to our operations in Europe. These reforms continue to be debated and there remains uncertainty surrounding them both with respect to their scope and if and when they will be implemented. In addition, the European Court of Justice, or ECJ, recently found that there is a “right to be forgotten,” which means that the user has a right to request his or her personal information be deleted. In deciding this case, the ECJ purported to extend jurisdictional reach over foreign Internet activities. As a result of this decision, significant new restraints may be imposed on the retention of personal data throughout the EU, which could impact the operation and growth of our business in EU.

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

Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we collect. In addition, certain laws impose restrictions on communications with persons by email, sms text messages and other means of delivery. We are also subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, regulations, self-regulatory requirements and legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. For example, several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. We cannot assure you that our practices have complied, comply, or will comply fully with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with federal, state or international laws or regulations, including laws and regulations regulating privacy, data security, marketing communications or consumer protection, our own privacy policies and practices, or other policies, self-regulatory requirements or legal obligations could result in harm to our reputation, a loss in business, and proceedings or actions against us by governmental entities, consumers, retailers or others. Additionally, if third parties we work with violate applicable laws, our policies or other privacy-related obligations, such violations may also put our users’ information at risk and could in turn have an adverse effect on our business.

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

We have begun to introduce new product offerings, which may be subject to regulation by federal, state and local authorities and by authorities in foreign countries. For example, unlike our other solutions, in order to facilitate product offerings such as card-linked offers or gifts cards, we must acquire, store and process consumer credit card data or other personally identifiable information. The processing of such information requires compliance with the Payment Card Industry Data Security Standard, or PCI DSS, which compliance certification we previously obtained. Under the PCI DSS, we are required to maintain internal controls over the use, storage and security of credit card data and other personally identifiable information to help prevent credit card fraud.

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

Legislation introduced in the 113th Congress in 2013, including H.R. 684 and S. 336, and approved by the U.S. Senate in May 2013, would grant states the authority to require out-of-state retailers to collect and remit sales taxes. The adoption of remote sales tax collection legislation would result in the imposition of sales taxes and additional costs associated with complex sales tax collection, remittance and audit compliance requirements on many of our retailers, which would make selling online or through mobile applications less attractive for these retailers. Additionally, the introduction of new or increased taxes applicable to online transactions could make online purchases less attractive to consumers relative to in-store retail purchases. These changes could substantially impair the growth of e-commerce and m-commerce in the U.S., and could diminish our opportunity to derive financial benefit from our activities in the U.S.

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

Effective trade secret, patent, copyright, trademark and domain name protection is expensive to obtain, develop and maintain, both in terms of initial and ongoing registration or prosecution requirements and expenses and the costs of defending our rights. We are seeking to protect our patentable technology, trademarks and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming. We have two patents issued and 59 pending patent applications, including nine provisional applications. We do not know whether any of our pending patent applications will result in the issuance of additional patents or whether the examination process will require us to narrow our claims or we may otherwise be unable to obtain patent protection for the technology covered in our pending patent applications. Our patents, trademarks and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Moreover, any issued patents may not provide us with a competitive advantage and, as with any technology, competitors may be able to develop similar or superior technologies to our own, now or in the future.

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

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, violation of law and other losses.

Our agreements with retailers, performance marketing networks and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, sales taxes due as a result of our activities within a state or other liabilities relating to or arising from our products, services or other contractual obligations, including noncompliance with any laws, regulations, self-regulatory requirements or other legal obligations relating to privacy, data protection and consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Any such proceeding or action, and any related indemnification obligation, could hurt our reputation, force us to incur significant expenses in defense of these proceedings, distract our management, increase our costs of doing business and cause consumers and retailers to decrease their use of our marketplace, and may result in the imposition of monetary liability. The term of these indemnity provisions generally survives termination or expiration of the applicable agreement.

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

Our net revenues from operations outside the U.S. comprised 21.8% of our net revenues in 2014. Currently, we operate websites marketing to residents of the U.K., France, the Netherlands, Germany and Canada. We currently have operations in the U.K., France and the Netherlands. We intend to expand our existing operations in these countries as well as potentially establish a presence in additional countries to grow our international sales. Operating in foreign countries requires significant resources and management attention, and we have limited experience entering new geographic markets. In addition, the varying commercial and Internet infrastructure in other countries may make it difficult for us to replicate our business model. In many countries, we compete with local companies that have more experience in their respective markets than we do, and we may not benefit from first-to-market advantages. To achieve widespread acceptance in new countries and markets, we must continue to tailor our solutions and business model to the unique circumstances of such countries and markets, which can be difficult and costly. Failure to adapt practices and models effectively to each country into which we expand could slow our international growth. We cannot assure you that our international efforts will be successful. International sales and operations may be subject to risks such as:

•	competition with local or foreign companies entering the same markets;

•	the suitability, compatibility and successful implementation of the shared information technology infrastructure that we are developing to power our marketplace in certain of our international markets;

•	the cost and resources required to localize our solutions, while maintaining retailer and consumer satisfaction such that our marketplace will continue to attract high quality retailers;

•	difficulties in staffing and managing foreign operations due to distance, time zones, language and cultural differences;

•	higher product return rates;

•	burdens of complying with a wide variety of laws and regulations, including regulation of digital offer terms, Internet services, privacy and data protection, bulk emailing and anti-competition regulations, which may limit or prevent us from offering of our solutions in some jurisdictions or limit our ability to enforce contractual obligations;

•	adverse tax effects and foreign exchange controls making it difficult to repatriate earnings and cash;

•	political and economic instability;

•	terrorist activities and natural disasters;

•	differing employment practices and laws and labor disruptions;

•	technology compatibility;

•	credit risk and higher levels of payment fraud;

•	increased financial accounting and reporting burdens and complexities and difficulties in implementing and maintaining adequate internal controls;

•	slower adoption of the Internet as an advertising, broadcast and commerce medium in certain of those markets as compared to the U.S.;

•	lower levels of consumer spending and fewer opportunities for growth compared to the U.S.;

•	preference for local vendors; and

•	different or lesser degrees of intellectual property protection.

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

We may be unable to identify suitable candidates for strategic transactions, effectively integrate newly acquired businesses or technology, or achieve expected operating results from acquisitions or other strategic transactions.

Part of our growth strategy is to increase our net revenues and improve our operating results through the acquisition of, or entry into other strategic transactions such as joint ventures or partnerships with, similar or complementary businesses. There can be no assurance that suitable candidates for acquisitions or other strategic transactions will be identified or, if suitable candidates are identified, that strategic transactions can be completed on acceptable terms, if at all.

Since our inception, we have completed more than 10 acquisitions and numerous other strategic transactions, and we may continue to make acquisitions or other strategic transactions such as joint ventures or partnerships in the future. Our success will depend in part on our ability to identify, negotiate, and complete strategic transactions and integrate acquired businesses or technology and, if necessary, satisfactory debt or equity financing to fund those transactions. As is the case with our current debt facility, if we finance a strategic transaction with debt financing, we will incur interest expense and may have to comply with financing covenants or secure the debt obligations with our assets. Mergers and acquisitions and other strategic transactions are inherently risky, and any transactions we complete may not be successful. Any strategic transactions we undertake in the future would involve numerous risks, any of which could have a material adverse effect on our business and the market price of our common stock, including the following:

•	use of cash resources and incurrence of debt and contingent liabilities in funding strategic transactions, which may limit our operational flexibility and other potential uses of our cash, including stock repurchases, dividend payments and retirement of outstanding indebtedness;

•	expected and unexpected costs incurred in identifying and pursuing strategic transactions and performing due diligence regarding potential strategic transactions that may or may not be successful;

•	failure of the acquired company to achieve anticipated consumer traffic, revenue, earnings, cash flows or other desired technological goals;

•	our responsibility for the liabilities of the businesses we acquire, including the assumption of liabilities that were not disclosed to us or that exceed our estimates;

•	difficulties in integrating and managing the combined operations, technologies and solutions;

•	failure to identify all of the problems, liabilities or other shortcomings or challenges of a counterparty to a strategic transaction or an acquired company, including issues related to intellectual property, solution quality or architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues;

•	diversion of management’s attention or other resources from our existing business;

•	inability to maintain the key business relationships and the reputations of the businesses we acquire;

•	difficulties in assigning or transferring technology or intellectual property licensed by acquired companies from third parties to us or our subsidiaries;

•	uncertainty of entry into markets in which we have limited or no prior experience or in which competitors have stronger market positions;

•	our dependence on unfamiliar retailers or performance marketing networks of the companies we acquire;

•	insufficient incremental revenue to offset our increased expenses associated with strategic transactions;

•	our inability to maintain internal standards, controls, procedures and policies;

•	challenges in integrating and auditing the financial statements of acquired companies that have not historically prepared financial statements in accordance with U.S. generally accepted accounting principles;

•	impairment of goodwill or other intangible assets such as trademarks or other intellectual property arising from acquisitions;

•	amortization of expenses related to acquired intangible assets and other adverse accounting consequences;

•	potential loss of key employees from the companies we acquire, as has occurred after previous acquisitions;

•	dilution of our stockholders’ ownership interests if we finance all or a portion of the purchase price of any strategic transactions by issuing equity; and

•	litigation or other claims from the counterparty to the strategic transaction, including claims from former stockholders, claims related to intellectual property infringement or other matters or various commercial or tort claims.

Further, we rely heavily on the representations and warranties provided to us by counterparties to strategic transactions, including the sellers of acquired companies and assets, including as they relate to creation of, ownership of and rights in intellectual property, existence of open source code, existence of encumbrances and operating restrictions and compliance with laws and contractual requirements. If any of these representations and warranties are inaccurate or breached, such inaccuracy or breach could result in costly litigation and assessment of liability for which there may not be adequate recourse against such sellers, in part due to contractual time limitations and limitations of liability.

We may need additional capital in the future, which may not be available to us on favorable terms, or at all, and may dilute your ownership of our Series 1 common stock.

As of January 1, 2015, we have an aggregate of 81,840,475 shares of Series 1 common stock authorized but unissued and not reserved for issuance under our stock option plans or otherwise. We may issue all of these shares without any action or approval by our stockholders, subject to certain limitations of the NASDAQ Global Select Market. We may require additional capital from equity or debt financing in the future in order to take advantage of strategic opportunities, or to support our existing business. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility, including our ability to issue or repurchase equity, develop new or enhanced existing products, complete acquisitions or otherwise take advantage of business opportunities. If we raise additional funds or finance acquisitions through further issuances of equity, convertible debt securities or other securities convertible into equity, you and our other stockholders could suffer significant dilution in your percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our Series 1 common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

If our management team or other key employees do not remain with us in the future, our business, operating results and financial condition could be adversely affected.

We have been successful in attracting a knowledgeable and talented management team and key operating personnel. Our future success depends in large part on our ability to attract and retain these employees. Our senior management team’s in-depth knowledge of and deep relationships with the participants in our industry are extremely valuable to us and there can be no assurance that our senior management team will remain with us in the future. For example, in 2014, our chief financial officer resigned from his position.

Our business requires skilled technical engineering, marketing, product and sales personnel, who are in high demand and are often subject to competing offers. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business, could harm our operating results and impair our ability to grow.

To attract and retain key personnel, we use various measures, including an equity incentive program and incentive bonuses for executive officers and other employees. These measures may not be enough to attract and retain the personnel we require to operate our business effectively. For example, we have a number of employees who were granted stock options that have an exercise price per share that is higher than the current fair market value. Those employees may feel they are not sufficiently incentivized to remain at our company. Conversely, we also have a number of employees who were granted stock options that have an exercise price per share that is lower than the current fair market value. If we are successful, these employees may choose to exercise their options and sell the shares, recognizing a substantial gain. As a result, it may be difficult for us to retain such employees.

Our current management team has a limited history of working together and may not be able to execute our business plan.

Certain members of our senior management team have only recently joined our management team or assumed their roles. As such, our current management team has worked together for only a limited period of time and has a limited track record of executing our business plan as a team. In addition, we expect to fill several positions in our senior management team in the current fiscal year. Accordingly, it is difficult to predict whether our management team, individually and collectively, will be effective in operating our business.

If we are unable to attract additional sales representatives, or if a significant number of our sales representatives leave us, our ability to increase our net revenues could be negatively impacted.

Our ability to expand our business will depend, in part, on our ability to attract additional sales representatives in the U.S. and in international markets. Competition for qualified sales representatives can be intense, and we may be unable to hire additional team members when we need them or at all. Any difficulties we experience in attracting additional sales representatives could have a negative impact on our ability to expand our retailer base, increase net revenues and continue our growth.

In addition, we must retain our current retailer and brand solutions team members and our international sales representatives and properly incentivize them to obtain new retailer and brand relationships. If a significant number of our sales representatives were to leave us or join our competitors, our net revenues could be negatively impacted. In certain circumstances, we have entered into agreements with our sales representatives that contain non-compete provisions to mitigate this risk, but we may need to litigate to enforce our rights under these agreements, which could be time-consuming, expensive and ineffective. A significant increase in the turnover rate among our sales representatives could also increase our recruiting costs and decrease our operating efficiency, which could lead to a decline in our net revenues and profitability.

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

Our business relies in part on email and other messaging, and any technical, legal or other restrictions on the sending of emails or messages or an inability to timely deliver such communications could harm our business.

Our business is in part dependent upon email and other messaging. We provide emails and mobile alerts and other messages to consumers informing them of the offers on our websites and mobile applications, and we believe these communications help generate a portion of our net revenues. Because of the importance of email and other messaging services to our business, if we are unable to successfully deliver emails or other messages to consumers, if there are legal restrictions on delivering these messages to consumers, or if consumers do not open our emails or messages, our net revenues and profitability could be adversely affected. Changes in how webmail applications organize and prioritize email may result in our emails being delivered in a less prominent location in a consumer’s inbox or viewed as “spam” by consumers and may reduce the likelihood of that consumer opening our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also harm our business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to consumers. Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also adversely impact our business. We also rely on social networking messaging services to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by consumers could harm our business.

We rely on a third-party service for the delivery of daily emails, and delay or errors in the delivery of such emails or other messaging we send have occurred and may in the future occur and be beyond our control, which could result in damage to our reputation or harm our business, financial condition and operating results. If we were unable to use our current email service or other messaging services, alternate services are available;

however, we believe our results could be impacted for some period if we transition to a new provider. Any disruption or restriction on the distribution of our emails or other messages, termination or disruption of our relationship with our messaging service providers, including our third-party service that delivers our emails, or any increase in our costs associated with our email and other messaging activities could harm our business.

The intended tax benefits of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business.

Our corporate structure and intercompany arrangements, including the manner in which we develop, value, and use our intellectual property and the transfer pricing of our intercompany transactions, are intended to reduce our worldwide effective tax rate. We completed a restructuring of our non-U.S. entities to streamline our European operations, effective January 1, 2014, and we may implement other such structures and arrangements in the future. The application of the tax laws of various jurisdictions, including the U.S., to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine that the manner in which we operate our business does not achieve the intended tax consequences, which could increase our worldwide effective tax rate and harm our financial position and results of operations.

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

The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies, within the U.S. or internationally, could materially impact our financial condition and results of operations.

The current administration has made public statements indicating that it has made international tax reform a priority, and key members of the U.S. Congress have conducted hearings and proposed new legislation. Recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the U.S. are repatriated to the U.S., as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings, as well as cash and cash equivalent balances we currently maintain outside of the U.S. We are also subject to the taxation regimes of numerous foreign jurisdictions where our subsidiaries are organized or operate. Due to economic and political conditions, tax rates and policies in the U.S. or internationally may be subject to significant change, and as a result of the expanding scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our financial condition and results of operations.

We rely on performance marketing networks and retailers to determine the amount payable to us accurately. If their reports are inaccurate or delayed, our operating results could be harmed and we could experience fluctuations in our performance.

Our performance marketing networks and retailers typically pay us on a monthly basis based upon sales generated from digital offers. We rely on our performance marketing networks and retailers to report accurately and in a timely manner the amount of commission revenues earned by us. We calculate our net revenues, prepare our financial reports, projections and budgets and direct our advertising, marketing and other operating efforts based on reports we receive from our performance marketing networks and retailers. It is difficult for us to determine independently whether our performance marketing networks or retailers are reporting all revenue data due to us. We have occasionally experienced instances of incomplete or delayed reports from our performance marketing networks and retailers, and we generally do not have the contractual right to audit our performance marketing networks or retailers. We have also experienced instances where payments may not be made by retailers through performance marketing networks, which can increase the likelihood that accounts receivable will be written off as uncollectible. To the extent that our performance marketing networks or retailers fail to report accurately the amount of net revenues payable to us in a timely manner or at all, we will not recognize and collect net revenues to which we are entitled, which could harm our operating results. If we are allowed to audit a performance marketing network or retailer and do so, or if we otherwise dispute the accuracy of a revenue report a performance marketing network or retailer has delivered to us, our recognition of net revenues to which we may ultimately be entitled could be delayed. Conversely, if a performance marketing network or retailer delivers a report overstating the amount of net revenues earned by us in one period and attempts to reverse the overpayment in a subsequent period, whether by seeking a refund from us or reducing a future payment due to us, our recognition of revenue could be overstated. Any such delay or overstatement in our revenue recognition could harm our business and operating results.

We obtain the revenue reporting information from our performance marketing networks using a variety of methods, including the use of file transfer protocol file feeds, various application programming interfaces provided by the performance marketing networks and manual downloads of data from the performance marketing networks’ web portals. The use of any of these methods, in isolation, inherently subjects us to lower levels of internal control over revenue data, which could result in a misstatement of our net revenues. We have automated the process for collecting a substantial portion of the data necessary to record our net revenues. We currently augment this automated data collection process with manual validation of data from certain of the performance marketing networks’ web portals to help minimize risk of error. However, our validation methods may evolve over time. We cannot guarantee our ability to detect all errors in the data obtained automatically, which could affect our ability to accurately report our net revenues.

If we are unable to comply with all covenants of our current and future debt arrangements, and if our lenders fail to waive any violation of those covenants by us, we could be subject to substantial penalties, which would impair our ability to operate and adversely affect our operating results.

We currently have a term debt facility that provides us with cash, which we use to fund our operations and which requires us to comply with a number of restrictive covenants. We may enter into other debt arrangements in the future, which may contain similar or additional restrictive covenants. We are currently subject to covenants related to minimum trailing twelve-month EBITDA levels, a total debt to EBITDA ratio, a senior secured debt to EBITDA ratio, and a fixed charge coverage ratio (each as more fully described in our second amended and restated revolving credit and term loan agreement), and the defense of our intellectual and other property, among others. We may become subject to additional covenants in connection with future debt arrangements. If we are unable to comply with one or more covenants applicable to us and our lenders are unwilling to waive our noncompliance, our lenders may have the right to terminate their commitments to lend to us, cause all amounts outstanding to become due and payable immediately, sell certain of our assets which are collateral for our obligations upon the satisfaction of certain conditions and take other measures which may impair our operations. If funds under our loan arrangements become unavailable or if we are forced unexpectedly to repay amounts outstanding under our loan arrangements, our assets and cash flow may be insufficient to make such repayments or may leave us with insufficient funds to continue our operations as planned and would have a material adverse effect on our business.

We are subject to currency exchange risk in connection with our international business operations and are exposed to interest rate risk.

Cash inflows and outflows in our international operations are typically denominated in currencies other than the U.S. dollar, which is our functional currency for financial reporting purposes. For 2014, 2013, and 2012 approximately 21.8%, 20.6% and 17.1%, respectively, of our net revenues were denominated in such foreign currencies. In addition, certain intercompany indebtedness between us and a foreign subsidiary, which uses the Euro as its functional currency, is dollar denominated. Our reliance on and exposure to foreign currencies subjects our financial results to fluctuations in currency exchange rates and changes in the proportion of our net revenues and expenses attributable to each of our foreign locations. For example, we recognized a foreign exchange loss of $0.9 million and a foreign exchange gain of $0.7 million in 2014 and 2013, respectively. In addition, we expect our exposure to fluctuations in foreign exchange rates to increase as we expand our business in existing and new international markets and when the exchange rates strengthen or weaken against the U.S. dollar. We began entering into hedging arrangements related to our intercompany indebtedness in December 2014, and we expect to continue to enter into hedging arrangements in the future in order to manage our exposure to foreign currency fluctuations, but such activity may not completely eliminate fluctuations in our operating results. Foreign currency exchange rate fluctuations adversely impacted our profitability in 2014 and may continue to do so in the future.

In addition, we face exposure to fluctuations in interest rates for amounts outstanding under our credit facility, which may increase our borrowing costs, adversely impacting our profitability.

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

Risks Related to Ownership of Our Common Stock

Our stock price is highly volatile.

The trading price of our common stock has been, and is likely to continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in July 2013 at a price of $21.00 per share, the reported high and low sales prices of our Series 1 common stock has ranged from $13.29 to $48.73 per share through December 31, 2014. The trading price of our stock has been and is likely to continue to be subject to wide fluctuations in response to various factors, including the risk factors described in this section and elsewhere in this Annual Report on Form 10-K, and other factors beyond our control. Factors affecting the trading price of our common stock include:

•	variations in our operating results or the operating results of similar companies;

•	announcements of technological innovations, new services or service enhancements and strategic alliances or agreements by us or by our competitors;

•	periodic changes to search engine algorithms that lead to actual or perceived decreases in traffic to our websites;

•	marketing and advertising initiatives by us or our competitors;

•	the gain or loss of retailer relationships;

•	threatened or actual litigation;

•	major changes in our management;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that follow our Series 1 common stock;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	the overall performance of the equity markets;

•	sales of shares of our Series 1 common stock by existing stockholders, including our directors and executive officers and their affiliates;
•	our share repurchase program;

•	volatility in our stock price, which may lead to higher stock-based compensation expense under applicable accounting standards;

•	reaction to our press releases or other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	raising additional capital from any equity or debt financing in the future; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business

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

As of January 31, 2015, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 30.4% of our outstanding Series 1 common stock. This concentration of ownership may adversely affect the trading price for our Series 1 common stock because investors often perceive disadvantages in owning stock in companies with concentrated ownership. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

As of December 31, 2014 we had 54,253,452 shares of common stock outstanding. Shares beneficially owned by our affiliates and employees are subject to volume and other restrictions under Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, various vesting agreements, our insider trading policy and any applicable 10b5-1 trading plan.

In addition, we have registered 12,896,037 shares of Series 1 common stock that we have issued and may issue under our equity plans (1,746,668 shares of which were issued and outstanding as of December 31, 2014), and intend to register an additional 2,712,646 shares of Series 1 common stock that were added to our equity plans in January 2015 by virtue of those plans’ evergreen provisions. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our named executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our Series 1 common stock. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of January 31, 2015, holders of approximately 27.5% of our common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.

Our responsibilities as a public company may cause us to incur significant costs, divert management’s attention and affect our ability to attract and retain qualified board members and executives.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Public Company Accounting Oversight Board and the NASDAQ Global Select Market. Compliance with these public company requirements has made some activities more time-consuming. It has also increased our legal and financial compliance costs and demand on our systems and resources. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, we have incurred and will continue to incur additional expenses associated with our SEC reporting requirements. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase our costs. It also may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

In addition, changing laws, regulations and standards relating to public disclosure and corporate governance are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to our disclosures and to our governance practices. We have invested, and intend to continue to invest, resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention away from activities that generate revenue and help grow our business.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We recently completed the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business, and reduce the trading price of our stock.

We cannot guarantee that we will repurchase our common stock pursuant to our recently announced share repurchase program or that our share repurchase program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.

In February 2015, our Board of Directors authorized a share repurchase program. Under the program, we are authorized to repurchase shares of Series 1 common stock for an aggregate purchase price not to exceed $100 million, over the 24-month period following the program’s approval by our Board.

Although the Board has authorized the share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our Series 1 common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our Series 1 common stock pursuant to our share repurchase program could affect the market price of our Series 1 common stock or increase its volatility. For example, the existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions.

There can be no assurance that any share repurchases will enhance stockholder value because the market price of our Series 1 common stock may decline below the levels at which we repurchase shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in Austin, Texas, where we lease approximately 95,537 square feet of office space under a lease that expires on July 31, 2020. We also lease office space in Hoboken, New Jersey; London, England; Paris, France; Vannes, France; and Amsterdam, the Netherlands. Our primary data centers are located in Virginia and California. We believe our current and planned office facilities and data center space will be adequate for our needs for the foreseeable future.

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

	Low	High
Year Ended December 31, 2014
Fourth Quarter	$13.29	$21.50
Third Quarter	$16.13	$26.99
Second Quarter	$22.45	$35.74
First Quarter	$28.01	$48.73

	Low	High
Year Ended December 31, 2013
Fourth Quarter	$25.51	$36.30
Third Quarter (from July 19, 2014)	$26.12	$39.50

On January 31, 2015, the last reported sale price of our Series 1 common stock on the NASDAQ Global Select Market was $15.53 per share, and there were 18 holders of record of our Series 1 common stock. The actual number of holders of Series 1 common stock is greater than these numbers of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

On December 16, 2013, we closed our follow-on public offering of 7,207,207 shares of Series 1 common stock, at a price of $26.00 per share before underwriting discounts and commissions. We sold 2,000,000 of such shares and existing stockholders sold an aggregate of 5,207,207 of such shares, including 940,070 shares sold by selling stockholders as a result of the underwriters’ exercise of their option to purchase additional shares. The follow-on public offering generated net proceeds to us of $49.1 million, after deducting underwriting discounts and commissions. Expenses incurred by us for the follow-on offerings were approximately $0.6 million and were recorded against the proceeds received from the follow-on public offering. We did not receive any proceeds from the sale of shares by the selling stockholders in the follow-on public offering.

With the net proceeds of our IPO and our follow-on public offering, we (i) paid in full accumulated dividends on our previously outstanding shares of preferred stock, which totaled approximately $52.5 million, (ii) repaid the outstanding principal and accrued interest on seller notes issued in connection with our acquisition of eConversions Limited in 2011, which totaled approximately $6.6 million, (iii) acquired YSL Ventures, Inc. in October 2013 for approximately $11.6 million in cash consideration and entered into deferred compensation arrangements with the former owners of YSL Ventures, Inc., which totaled approximately $6.2 million, (iv) repaid $1.75 million of our senior debt in each of October 2013, January 2014, April 2014, July 2014 and October 2014, (v) acquired certain website domains in August 2014, which totaled approximately $3.3 million, (vi) repaid the outstanding principal and accrued interest on seller notes issued in conjunction with our acquisition of Bons-de-Reduction.com and Poulpeo.com in 2012, which totaled approximately $1.8 million, (vii) repaid the outstanding principal and accrued interest on seller notes issued in conjunction with our acquisition of Actiepagina.nl in 2013, which totaled approximately $1.2 million and (viii) repaid the outstanding principal and accrued interest on seller notes issued in conjunction with our acquisition of Ma-Reduc.com in 2013, which totaled approximately $5.3 million.

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

Equity Compensation Plan Information

Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2015 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014, and is incorporated herein by reference.

Performance Graph

Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.

The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the Russell 2000 Index and the S&P North American Technology Internet Index during the period commencing on July 19, 2013, the initial trading day of our Series 1 common stock, and ending on December 31, 2014. The graph assumes a $100 investment at the beginning of the period in our Series 1 common stock, the stocks represented in the Russell 2000 Index and the stocks represented in the S&P North American Technology Internet Index, and reinvestment of any dividends. The S&P North American Technology Internet Index is a modified-capitalization weighted index of stocks representing the Internet industry, including Internet content and access providers, Internet software and services companies and e-commerce companies. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Item 6. Selected Financial Data.

The tables on the following pages set forth the consolidated financial and operating data as of and for the periods indicated. The consolidated statements of operations data presented below for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 have been derived from the audited consolidated financial statements that are included in Part II, Item 8: “Financial Statements.” The consolidated statements of operations data presented below for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 are derived from audited consolidated financial statements that are not included in this report.

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$264,683	$209,836	$144,685	$80,402	$16,862
Costs and expenses:
Cost of net revenues	18,617	13,049	9,113	3,980	1,848
Product development	47,882	30,566	14,481	4,388	658
Sales and marketing	90,062	70,303	40,672	15,341	5,661
General and administrative	42,343	28,583	15,758	6,883	2,472
Amortization of purchased intangible assets	12,243	12,081	13,158	11,296	3,394
Other operating expenses	4,065	2,525	6,006	35	—

Total cost and expenses	215,212	157,107	99,188	41,923	14,033

Income from operations	49,471	52,729	45,497	38,479	2,829
Other income (expense):
Interest expense, net	(1,981)	(2,980)	(3,221)	(7,784)	(930)
Fair value change of common stock warrant	—	—	—	(2,103)	—
Fair value change of contingent consideration, net	—	—	—	—	1,994
Other income (expense), net	(1,102)	672	77	(129)	(16)

Income before income taxes	46,388	50,421	42,353	28,463	3,877
Provision for income taxes	(19,423)	(18,891)	(16,360)	(11,502)	(1,533)

Net income	$26,965	$31,530	$25,993	$16,961	$2,344

Preferred stock dividends on participating preferred stock	—	(19,928)	(24,577)	(64,715)	(3,247)

Total undistributed earnings (loss)	26,965	11,602	1,416	(47,754)	(903)
Undistributed earnings allocated to participating preferred stock	—	(5,998)	(1,390)	—	—

Net income (loss) attributable to common stockholders	$26,965	$5,604	$26	$(47,754)	$(903)

Net income (loss) per share attributable to common stockholders:
Basic	$0.50	$0.24	$0.03	$(64.19)	$(0.32)

Diluted	$0.49	$0.23	$0.03	$(64.19)	$(0.32)

Weighted-average number of common shares used in computing net income (loss) per share:
Basic	53,792	23,074	841	744	709

Diluted	55,311	25,742	2,277	744	709

	Year Ended December 31,
	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$244,482	$165,881	$97,142	$88,234
Working capital	286,253	194,252	98,152	78,631
Total assets	599,104	512,082	370,920	347,326
Total liabilities	94,349	80,773	63,266	74,817
Redeemable convertible preferred stock	—	—	349,027	321,450
Total stockholders’ equity (deficit)	504,755	431,309	(41,373)	(48,941)

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except net revenues per visit)
Operating Metrics (1):
Visits	697,131	560,432	464,240	349,992	108,574
Online transaction net revenues per visit	$0.34	$0.35	$0.30	$0.22	$0.13
Monthly mobile unique visitors (2)	21,224	11,913	—	—	—
Other Financial Data (1):
Online transaction net revenues	$235,279	$196,693	$139,174	$75,929	$14,604
Advertising and in-store net revenues	29,404	13,143	5,511	4,473	2,258

Net revenues	264,683	209,836	144,685	80,402	16,862
Adjusted EBITDA	93,900	81,320	70,373	51,895	6,800

(1)	See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Metrics” on page 52 for a description of these operating metrics and other financial data.
(2)	We present monthly mobile unique visitors as the average monthly mobile unique visitors for the last three months of the period. Amounts for 2012, 2011 and 2010 were not meaningful.

The following table presents a reconciliation of adjusted EBITDA to net income for each of the periods indicated:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$26,965	$31,530	$25,993	$16,961	$2,344
Depreciation and amortization expense	15,746	14,112	14,192	11,556	3,460
Stock-based compensation expense	24,518	10,507	4,048	471	68
Third party acquisition-related costs	100	1,447	630	1,354	443
Other operating expenses	4,065	2,525	6,006	35	—
Interest expense, net	1,981	2,980	3,221	7,784	930
Fair value change of common stock warrant	—	—	—	2,103	—
Fair value change of contingent consideration, net	—	—	—	—	(1,994)
Other (income) expense, net	1,102	(672)	(77)	129	16
Provision for income taxes	19,423	18,891	16,360	11,502	1,533

Adjusted EBITDA	$93,900	$81,320	$70,373	$51,895	$6,800

The following tables present depreciation and stock-based compensation expense as included in the various lines of our consolidated statements of operations:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Depreciation Expense:
Cost of net revenues	$456	$299	$99	$62	$16
Product development	1,491	818	380	74	12
Sales and marketing	1,025	603	382	84	27
General and administrative	531	311	173	40	11

Total depreciation expense	$3,503	$2,031	$1,034	$260	$66

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Stock-Based Compensation Expense:
Cost of net revenues	$1,848	$704	$157	$23	$1
Product development	7,289	2,419	1,144	164	12
Sales and marketing	5,547	2,398	993	113	23
General and administrative	9,834	4,986	1,754	171	32

Total stock-based compensation expense	$24,518	$10,507	$4,048	$471	$68

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

We operate the world’s largest marketplace for digital offers, connecting consumers with leading retailers and brands. In the year ended December 31, 2014, our marketplace featured digital offers from over 70,000 retailers and brands, and according to our internal data compiled using Google Analytics, we had more than 697 million total visits to our desktop and mobile websites. During the three months ended December 31, 2014, we averaged more than 21 million monthly mobile unique visitors. As of December 31, 2014, we had contracts with more than 10,000 retailers. We own and operate the largest digital offer marketplaces in the U.S. (RetailMeNot.com) and the U.K. (VoucherCodes.co.uk) and the largest portfolio of digital offer websites in France (Bons-de-Reduction.com, Poulpeo.com and Ma-Reduc.com).

We derive a substantial majority of our net revenues from retailers or brands that pay us directly or through third-party performance marketing networks. A retailer is a merchant that sells goods or services directly to consumers. A paid retailer is a retailer or brand with which we have a contract pursuant to which it has agreed to pay us a commission for sales attributable to us using affiliate tracking links to digital offers made available in our marketplace. These contracts specify the default commission rate that a paid retailer agrees to pay us; however, we generally attempt to negotiate increases in these rates with most of our top paid retailers. In some instances, the paid retailer itself provides affiliate tracking links for attribution of sales using digital offers made available in our marketplace and pays us directly. However, in most cases, paid retailers contract with performance marketing networks to provide affiliate tracking links for attribution of sales using digital offers made available in our marketplace. These paid retailers then pay the commissions we earn to the performance marketing network, which in turn pays those commissions to us. In general, our contracts with performance marketing networks govern our use of affiliate tracking links made available to us by the performance marketing network and the remittance of any commissions payable to us from paid retailers utilizing the performance marketing network. The performance marketing network with which a paid retailer contracts to provide affiliate tracking links provides us with the paid retailer’s contract terms, which must be accepted by us and the paid retailer, and which further govern our use of affiliate tracking links for such paid retailer and payment of commissions to us. Our contracts are generally short term, meaning that they can be cancelled by any of the contracting parties on 30 days’ notice or less.

In 2014, over 90% of our net revenues were derived from commissions earned when consumers made purchases using digital offers featured on our websites and mobile applications. We expect that a majority of our net revenues in the future will continue to be derived from these commissions. Commission rates are determined through negotiations with retailers based on a variety of factors, including the level of exposure to consumers in our marketplace, the quality and volume of sales realized from consumers using digital offers from our marketplace and the category of products purchased using digital offers. We sell our solutions to retailers through a direct sales force.

From 2013 to 2014 our consolidated net revenues grew from $209.8 million to $264.7 million. Net income for 2014 was $27.0 million, a 14.5% decrease from $31.5 million in 2013. Adjusted EBITDA for 2014 grew to $93.9 million, a 15.5% increase from the $81.3 million in adjusted EBITDA for 2013. From 2013 to 2014, organic net revenues grew from $209.8 million to $261.4 million. This $51.6 million increase represented 94.0% of our net revenues growth. We have increased net revenues as a result of increased commerce driven by an increase in consumer traffic to our websites and mobile applications, an increase in digital offers available in our marketplace and an increased amount of premium placement advertising on our websites and applications. See Part II, Item 6: “Selected Financial Data,” page 48, for further discussion of adjusted EBITDA, our use of this measure, the limitations of this measure as an analytical tool, and the reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP financial measure.

We were formed in 2007 and began our operations as a marketplace for digital offers in November 2009 with the acquisitions of the businesses of Deals2Buy.com, Coupon7.com, Couponshare.com and CheapStingyBargains.com. In November 2010, we acquired the business of RetailMeNot.com. In August 2011, we acquired the business of VoucherCodes.co.uk, expanding our operations into the U.K. In April 2012, we acquired the businesses of Bons-de-Reduction.com and Poulpeo.com, expanding our operations into France. Our net revenues for 2012 include the net revenues of Bons-de-Reduction.com and Poulpeo.com for the period from the acquisition date through December 31, 2012. In March 2013, we acquired the business of Actiepagina.nl, expanding our operations into the Netherlands. In July 2013, we acquired the business of Ma-Reduc.com, expanding our existing operations in France. In October 2013, we acquired the business and associated offer validation technology of YSL Ventures, Inc., which operated under the name Zendeals. Our net revenues for 2013 include the revenues of Actiepagina.nl, Ma-Reduc.com and YSL Ventures, Inc. for the period from the respective acquisition dates through December 31, 2013.

Our acquisitions have required us to integrate new operations, offices and employees and to formulate and execute on marketing, product, sales, content and technology strategies associated with the acquired businesses. We continue to manage multiple brands and technology platforms of the acquired businesses, which has increased our cost of operations.

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

We intend to achieve future success by continuing to focus on improving monetization of our websites and mobile applications, recruiting, training and retaining talented employees, increasing our branding efforts and strengthening our direct relationships with consumers and retailers. We also aim to further strengthen our value proposition for retailers by expanding our retailer solutions. For example, we have recently introduced sponsored category listings, more premium placement advertising opportunities and digital circulars and showcases. We also plan to improve the consistency and reliability of our marketplace by investing in the development and implementation of certain universal software platforms to support all of our websites. We believe this investment will allow us to more easily and rapidly integrate the systems of any additional digital offering businesses which we may acquire and should result in increased operational efficiency. We believe that these significant investments in our team, branding, relationships and technology will enable our expansion into new markets and improve the quality, consistency and monetization of our marketplace.

Key Financial and Operating Metrics

We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments, and assess the longer-term performance of our business. The key financial and operating metrics we use are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except net revenues per visit)
Financial Metrics
Online transaction net revenues	$235,279	$196,693	$139,174
Advertising and in-store net revenues	29,404	13,143	5,511

Net revenues	264,683	209,836	144,685
Adjusted EBITDA	93,900	81,320	70,373

Operating Metrics
Visits	697,131	560,432	464,240
Online transaction net revenues per visit	$0.34	$0.35	$0.30
Monthly mobile unique visitors	21,224	11,913	—

Financial Metrics

Online Transaction Net Revenues. We define online transaction net revenues as commissions for online transactions we receive from paid retailers, either directly or through performance marketing networks. In general, we earn a commission from a paid retailer when a consumer clicks on a digital offer for that paid retailer on one of our websites or mobile applications and then makes an online purchase from that paid retailer.

Advertising and In-store Net Revenues. We define advertising net revenues collectively as amounts paid to us by retailers for displaying digital offers that may be redeemed in-store or on our websites and mobile applications, as well as amounts paid to us by retailers for providing premium placement advertising of the retailer’s brand on our websites and mobile applications. We define in-store net revenues as commissions earned from a paid retailer when a consumer presents a digital offer to the retailer and the digital offer is scanned or a unique digital offer code is entered by the retailer at the point of sale.

Net Revenues. We define net revenues as the total of our online transaction net revenues and our advertising and in-store net revenues. We believe net revenues are an important indicator for our business because they are a reflection of the value we offer to consumers and retailers through our marketplace.

Adjusted EBITDA. We define this metric as net income plus depreciation, amortization of intangible assets, stock-based compensation expense, third party acquisition-related costs, other non-cash operating expenses (including asset impairment charges and compensation arrangements entered into in connection with acquisitions), net interest expense, other non-operating income and expenses (including changes in fair value of warrant liabilities and contingent consideration and foreign exchange income or expense) and income taxes. We believe that the use of adjusted EBITDA is helpful in evaluating our operating performance because it excludes certain non-cash expenses, including depreciation, amortization of intangible assets and stock-based compensation expense. See page 48 in Part II, Item 6: “Selected Financial Data” for additional discussion of adjusted EBITDA and the reconciliation to net income.

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

Online Transaction Net Revenues Per Visit. Online transaction net revenues per visit is defined as online transaction net revenues for the period divided by visits for the period.

Monthly Mobile Unique Visitors. This amount represents the average number of monthly mobile unique visitors for the last three months of the period. We define each of the following as a monthly mobile unique visitor: (i) the first time a specific mobile device accesses one of our mobile applications during a calendar month, and (ii) the first time a specific mobile device accesses one of our mobile websites using a specific web browser during a calendar month. If a mobile device accesses more than one of our mobile websites or mobile applications in a single calendar month, the first access to each such mobile website or mobile application is counted as a monthly mobile unique visitor, as they are tracked separately for each mobile domain. We measure monthly mobile unique visitors with a combination of internal data sources and Google Analytics data.

We view monthly mobile unique visitors as a key indicator of our brand awareness among consumers and usage of our mobile solutions which we expect to be important as users increasingly rely on their mobile devices.

Key Components of Our Results of Operations

Net Revenues

The substantial majority of our net revenues consist of commissions we receive from paid retailers, either directly or through performance marketing networks. In general, we earn commissions from a paid retailer when a consumer makes a purchase online from that paid retailer after clicking on a digital offer for that paid retailer on one of our websites or mobile applications. We also earn revenues from our in-store product, which include commissions earned from a paid retailer when a consumer presents a digital offer to the retailer in-store and the digital offer is scanned or a unique digital offer code is entered by the retailer at the point of sale, and amounts paid to us by retailers for displaying digital offers that may be redeemed in-store on our websites or mobile applications. We provide performance marketing solutions under contracts with retailers, which generally provide for commission payments to be facilitated by performance marketing networks. Commission rates are typically negotiated with individual retailers with which we have contracts. Our commission rates vary based on both the retailer as well as the product category. We recognize commission revenues when we receive confirmation that a consumer has completed a purchase transaction with a paid retailer, as reported to us through a performance marketing network, or in some cases, by the retailer directly. When a digital offer applies only to specific items, the discount to the consumer will be applied only to those specific items, but our commission is generally based on the aggregate purchase price of all items purchased at that time by the consumer. Finally, we also earn advertising revenues from premium placement advertising on our websites and mobile applications. Rates for advertising are typically negotiated with individual retailers with which we have contracts. Payments for advertising may be made directly by retailers or through performance marketing networks. We expect that the majority of our net revenues in the future will continue to be derived from commissions. Commission revenues are reported net of a reserve for estimated returns. We estimate returns based on our actual historical returns experience; these returns have not been significant.

Costs and Expenses

We classify our costs and expenses into six categories: cost of net revenues, product development, sales and marketing, general and administrative, amortization of purchased intangible assets and other operating expenses. We allocate our personnel, facilities and general information technology, or IT, costs, which include IT and facilities-related personnel costs, rent, depreciation and other general costs, to all of the above categories of operating expenses, other than amortization of purchased intangibles and other operating expenses. We expect personnel costs will be higher in 2015, both in absolute dollars and as a percentage of net revenues, when compared to the prior year as a result of a full year impact of personnel hired in 2014 and our plan to continue to increase the number of our employees as we continue to invest in our business. Personnel costs for employees include salaries and amounts earned under variable compensation plans, payroll taxes, benefits, stock-based compensation expense, costs associated with recruiting new employees, travel costs and other employee-related costs.

Cost of Net Revenues

Our cost of net revenues consists of direct and indirect costs incurred to generate net revenues. These costs consist primarily of personnel costs of our merchandising, site operations and website technical support employees; fees paid to third-party contractors engaged in the operation and maintenance of our websites and mobile applications; depreciation; and website hosting and Internet service costs. We expect our cost of net revenues to increase in both absolute dollars and as a percentage of net revenues in 2015 as we continue to build our infrastructure of employees and tools to support a larger business across multiple markets and endeavor to improve offer quality and increase the number and amount of consumer purchases resulting from visits to our websites and from use of our mobile applications.

Product Development

Our product development expense consists primarily of personnel costs of our product management and software engineering teams, as well as fees paid to third-party contractors and consultants engaged in the design, development, testing and improvement of the functionality and user experience of our websites and mobile applications. We intend to continue to significantly increase our product and software engineering resources over the next year by hiring additional personnel to develop new features and products for our websites and mobile applications. We expect these additional investments to cause our product development expense to increase both in absolute dollars and as a percentage of net revenues in 2015.

Sales and Marketing

Our sales and marketing expense consists primarily of personnel costs of our sales, marketing, SEO and business analytics employees, as well as online and other advertising expenditures, branding programs and other marketing expenses. Our advertising, branding programs and other marketing costs include paid search advertising fees, online display advertising, including on social networking sites, television advertising, creative development fees, public relations, email campaigns, trade show costs, sweepstakes and promotions and other general marketing costs. We intend to increase our sales and marketing efforts in 2015 to support our products, increase consumer traffic to our websites, encourage downloads of our mobile applications, strengthen our relationships with retailers and increase overall awareness of our brand. Therefore, we expect our sales and marketing expenses to increase in absolute dollars and remain relatively constant as a percentage of net revenues in 2015.

General and Administrative

Our general and administrative expense consists primarily of the personnel costs of our general corporate functions, including executive, finance, accounting, legal and human resources. Other costs included in general and administrative include professional fees for legal, audit and other consulting services, travel and entertainment, charitable contributions, provision for doubtful accounts receivable and other general corporate overhead expenses. We expect to continue to incur incremental costs associated with the growth of our business and to meet increased compliance requirements associated with operating as a public company. These costs include increases in our finance, accounting and legal personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation, and the costs associated with achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act. We expect our general and administrative expenses to increase in absolute dollars but decline as a percentage of net revenues in 2015.

Amortization of Purchased Intangibles

We have recorded identifiable intangible assets in conjunction with our various acquisitions, and are amortizing those assets over their estimated useful lives. We perform impairment testing of goodwill annually on October 1 of each year and, in the case of intangibles with definite lives, whenever events or circumstances indicate that impairment may have occurred. We expect our amortization expenses to decline in absolute dollars and as a percentage of net revenues in 2015. However, changes in our amortization expenses will depend upon the level of our future acquisition activity.

Other Operating Expenses

Other operating expenses for 2014 consist primarily of amortization expense related to deferred compensation agreements with the selling stockholders of YSL Ventures, Inc. and Bons-de-Reduction.com and Poulpeo.com. In 2013, we acquired YSL Ventures, Inc. and entered into $6.2 million in deferred compensation agreements with the selling stockholders of the business, $3.1 million of which was paid in October 2014. The deferred compensation is due and payable contingent upon the continued employment of the selling stockholders and as a result we are amortizing the associated expense over the term of the compensation arrangement with the sellers. In 2012, we acquired Bons-de-Reduction.com and Poulpeo.com and issued $3.5 million in seller notes to the selling stockholders of the business. These seller notes were due and payable contingent upon the continued employment of the selling stockholders and as a result have been recorded as deferred compensation, which we amortized over the term of the compensation arrangement with the sellers, which was completed in May 2014. We expect other operating expenses to decrease in absolute dollars and as a percentage of net revenues in 2015 as a result of the completion during 2014 of our deferred compensation agreement with the selling stockholders of Bons-de-Reduction.com and Poulpeo.com.

Other operating expenses for 2012 primarily consist of amounts related to non-cash impairments of purchased intangible assets. In 2012, we determined that we would no longer support three of our websites,

Coupon7.com, Couponshare.com and CheapStingyBargains.com. We have redirected traffic from CheapStingyBargains.com to Deals2Buy.com and refer visitors from Coupon7.com and Couponshare.com to RetailMeNot.com. We do not expect these sites to provide additional income. As a result of this impairment indicator, we determined that a complete impairment of the remaining unamortized intangible assets related to these websites was warranted, resulting in an impairment charge of $4.9 million. We did not record any intangible asset impairment charges during the years ended December 31, 2014 and 2013.

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

Income Tax Expense

Our effective tax rate for the years ended December 31, 2014, 2013, and 2012 was 41.9%, 37.5% and 38.6%, respectively. Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions, tax credits, state taxes and non-deductible expenses, such as acquisition costs and stock-based compensation. Our mix of foreign versus U.S. income, our ability to generate tax credits and our incurrence of any non-deductible expenses will likely cause our effective tax rate to fluctuate in the future. Our effective tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

During the first quarter of 2014, we implemented a global corporate restructuring plan involving our non-U.S. entities to streamline our non-U.S. operations. The impact of this restructuring has resulted and may continue to result in volatility in our provision for income taxes and our effective tax rate.

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

In determining the fair value of assets acquired and liabilities assumed in a business combination, we use recognized valuation methods, including the income approach, market approach and cost approach, and apply present value modeling. Our significant estimates in the income, market or cost approach include identifying business factors such as size, growth, profitability, risk and return on investment and assessing comparable net revenues and operating income multiples in estimating the fair value. We also make certain assumptions specific to present value modeling valuation techniques which include risk-adjusted discount rates, future commission rates, rates of increase in operating expenses, weighted-average cost of capital, long-term growth rate assumptions and the future effective income tax rates.

Most of the businesses we have acquired did not have a significant amount of tangible assets. As a result, our acquisitions have resulted in the majority of the purchase price being allocated to identifiable intangible assets and goodwill. The long-lived intangible assets we have identified in each acquisition include customer relationships and marketing-related, contract-related and technology-based intangible assets. All of our long-lived intangible assets have a definite life that ranges from one year to 15 years, which we have determined reflects our best estimate of the pattern in which the economic benefit of the related intangible asset will be utilized. As of December 31, 2014, we had $70.8 million in intangible assets (net of accumulated amortization) and $176.9 million of goodwill.

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

We perform our annual impairment testing of goodwill as of October 1 of each year, and whenever events or circumstances indicate that impairment may have occurred. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, significant changes in competition, a loss of key personnel, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. We determined that no triggering events occurred during the year ended December 31, 2014.

We evaluate the recoverability of goodwill using a two-step impairment process tested at the reporting segment level. In the first step, the fair value for our reporting unit is compared to our book value including goodwill. For purposes of performing the required impairment test, we derive enterprise fair value utilizing the market capitalization approach, whereby the market value of our outstanding shares of common stock are utilized to calculate the fair value of our sole reporting unit. In the case that the fair value is less than the book value, a second step is performed that compares the implied fair value of goodwill to the book value of the goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the sole reporting segment and the net fair value of the identifiable assets and liabilities excluding goodwill. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment charge in the consolidated statements of operations.

Our annual evaluation of goodwill for impairment was as of October 1, 2014. We have determined that we have one reporting unit. The fair value of our single reporting unit significantly exceeded its carrying value, including goodwill, as of the impairment test date. As a result, we passed Step 1 of the goodwill impairment analysis and no further evaluation was required. Due to the significant excess of the fair value of our single reporting unit over its carrying value, a 10% decrease to the estimated fair value of our reporting unit would not have had an impact on the conclusion of our goodwill impairment testing for our reporting unit. We did not record any goodwill impairment charges during the years ended December 31, 2014, 2013 and 2012.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the fee to our customers is fixed or determinable and collectability of the resulting receivable is reasonably assured. For commission revenues, which represent the substantial majority of our net revenues, revenue recognition generally occurs when a consumer, having visited one of our websites and clicked on a digital offer for a paid retailer, makes a purchase with such paid retailer, and completion of the order is reported to us by such paid retailer, either directly or through a performance marketing network. Certain paid retailers do not provide reporting until a cash payment is made. In those cases, which have historically not been significant, we record commission revenues on a cash basis. For advertising revenues, revenue recognition occurs ratably over the period that we display a retailer’s advertisements on our websites and mobile applications. We estimate and record a reserve, based upon historical experience, to provide for end-user cancelations or product returns, which may not be reported by the retailer or performance marketing network until a subsequent date. Net revenues are reported net of sales taxes, where applicable.

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

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. We have not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes of our undistributed earnings of foreign subsidiaries indefinitely invested outside the U.S. Should we decide to repatriate our foreign earnings, we would need to adjust our income tax provision in the period we determined that those earnings would no longer be indefinitely invested outside the U.S.

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

We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock options. The determination of the grant date fair value of options using an option-pricing model is affected by our estimates of a number of complex and subjective variables. These variables include:

•	Fair Value of Our Common Stock. Because our stock was not publicly traded prior to our offering in July 2013, the fair value of our common stock underlying our stock options was previously determined by our board of directors, which intended all options to be exercisable at a price per share not less than the per share value of our common stock underlying those options on the date of grant. Following the completion of our initial public offering our common stock is being valued by reference to its publicly traded price.

•	Expected Term. The expected term represents the period of time the stock options are expected to be outstanding and is based on the “simplified method” allowed under applicable SEC guidance. We used the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options.

•	Expected Volatility. Since we do not have a significant trading history for our Series 1 common stock, the expected stock price volatility was estimated by taking the average historical price volatility for publicly-traded stock of comparable industry peers similar in size, stage of life cycle and financial leverage, based on daily price observations over a period equivalent to the expected term of the stock option grants. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our Series 1 common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Dividend Yield. We do not presently plan to pay cash dividends on our Series 1 common stock in the foreseeable future. Consequently, we used an expected dividend yield of zero.

•	Risk-free Interest Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

The fair value of restricted stock units, or RSUs, equals their intrinsic value on the date of grant.

Results of Operations

The following table presents our historical operating results for the periods indicated. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated Statements of Operations Data:
Net revenues	$264,683	$209,836	$144,685
Costs and expenses:
Cost of net revenues	18,617	13,049	9,113
Product development	47,882	30,566	14,481
Sales and marketing	90,062	70,303	40,672
General and administrative	42,343	28,583	15,758
Amortization of purchased intangible assets	12,243	12,081	13,158
Other operating expenses	4,065	2,525	6,006

Total costs and expenses	215,212	157,107	99,188

Income from operations	49,471	52,729	45,497
Other income (expense):
Interest expense, net	(1,981)	(2,980)	(3,221)
Other income (expense), net	(1,102)	672	77

Income before income taxes	46,388	50,421	42,353
Provision for income taxes	(19,423)	(18,891)	(16,360)

Net income	$26,965	$31,530	$25,993

	Year Ended December 31,
	2014	2013	2012
Consolidated Statements of Operations Data as Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of net revenues	7.0	6.2	6.3
Product development	18.1	14.6	10.0
Sales and marketing	34.0	33.5	28.1
General and administrative	16.0	13.6	10.9
Amortization of purchased intangible assets	4.6	5.8	9.1
Other operating expenses	1.6	1.2	4.2

Total costs and expenses	81.3	74.9	68.6

Income from operations	18.7	25.1	31.4
Other income (expense):
Interest expense, net	(0.7)	(1.4)	(2.2)
Other income (expense), net	(0.5)	0.3	0.1

Income before income taxes	17.5	24.0	29.3
Provision for income taxes	(7.3)	(9.0)	(11.3)

Net income	10.2%	15.0%	18.0%

Net Revenues

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Net Revenues by Source:
Online transactions	$235,279	$196,693	$139,174
Advertising and in-store	29,404	13,143	5,511

Total net revenues	$264,683	$209,836	$144,685

Percentage of Net Revenues by Source:
Online transactions	88.9%	93.7%	96.2%
Advertising and in-store	11.1%	6.3%	3.8%

Total percentage	100.0%	100.0%	100.0%

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Net Revenues by Geography:
U.S.	$206,865	$166,532	$119,986
International	57,818	43,304	24,699

Total net revenues	$264,683	$209,836	$144,685

Percentage of Net Revenues by Geography:
U.S.	78.2%	79.4%	82.9%
International	21.8%	20.6%	17.1%

Total percentage	100.0%	100.0%	100.0%

2014 compared to 2013. Net revenues increased by $54.8 million, or 26.1%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. Excluding the impact of acquired businesses, organic net revenues accounted for approximately 94.0% of the increase for the period.

Approximately 70.4% of the growth in net revenues was generated from increased online transaction net revenues and 29.6% was generated from growth in our advertising and in-store net revenues. The growth in our online transaction net revenues of $38.6 million, or 19.6%, was driven by a 24.5% increase in the total volume of visits to our websites compared to 2013. Visits growth outpaced online transaction net revenues growth due primarily to a decrease in the percentage of visits, including the incremental visits in the period, that resulted in paid transactions. This decrease was a result of an increase in the percentage of overall visits to our mobile websites, which generally monetize at a lower rate than visits to our desktop websites. Growth in online transaction net revenues was further offset by some deterioration in the average commission rate paid primarily by our smaller unmanaged retailer relationships. The growth in our advertising and in-store net revenues was primarily due to improvements to the usability and functionality enhancements of our in-store product as well as the efforts of our direct sales force.

2013 compared to 2012. Net revenues increased by $65.2 million, or 45.0%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. Excluding the impact of acquired businesses, organic net revenues accounted for approximately 90.0% of the increase for the period, including a $2.3 million decline in net revenues from Coupon7.com and Couponshare.com, which are websites that we stopped supporting during the fourth quarter of 2012.

Approximately 88.3% of the growth in net revenues was generated from increased online transaction net revenues and 11.7% was generated from growth in our advertising and in-store net revenues. Of the organic growth in our online transaction net revenues, approximately 51.8% was due to improved monetization driven by an increase in the percentage of visits, including the incremental visits in the period, that resulted in a paid transaction, with the remainder of the growth due to an increase in visits. Net revenues were positively affected by continued expansion of our online and offline marketing efforts, including increased investment in both paid and organic search and email subscriptions. The merchandising, usability and functionality enhancements we implemented in 2012 also contributed to improved net revenues per visit at RetailMeNot.com.

Cost of Net Revenues

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Cost of net revenues	$18,617	$13,049	$9,113
Percentage of net revenues	7.0%	6.2%	6.3%

2014 compared to 2013. For the year ended December 31, 2014, cost of net revenues increased by $5.6 million, or 42.7%, compared to the year ended December 31, 2013. This increase was largely attributable to a $3.5 million increase in personnel costs. The increase in personnel costs led to an increase in allocated facility and information technology costs of $0.8 million. We increased website operating costs by $0.9 million to expand capacity and improve the performance and scalability of our websites and mobile applications.

2013 compared to 2012. For the year ended December 31, 2013, cost of net revenues increased by $3.9 million, or 43.2%, compared to the year ended December 31, 2012. This increase was largely attributable to a $1.9 million increase in personnel costs. The increase in personnel costs led to an increase in allocated facility and information technology costs of $1.3 million. We increased website operating costs by $0.6 million to support increased consumer traffic to our websites as well as to strengthen our technology infrastructure. We increased our investment in our information technology and website support infrastructure to expand the capacity and to improve the performance and scalability of our websites and mobile applications.

Product Development

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Product development	$47,882	$30,566	$14,481
Percentage of net revenues	18.1%	14.6%	10.0%

2014 compared to 2013. For the year ended December 31, 2014, product development expense increased by $17.3 million, or 56.7%, compared to the year ended December 31, 2013. This increase was primarily attributable to a $14.7 million increase in personnel costs. The increase in personnel costs also led to an increase in allocated facilities and IT support costs of $1.6 million. We increased personnel in order to enhance the functionality of, and develop new features and products for, our websites and mobile applications, and to strengthen our reporting and analytics capabilities. Additionally, fees for usability studies and technology licenses used in the design and development of our websites increased by $3.4 million. These increases were partially offset by the capitalization of $2.6 million of internally developed software and website development costs related primarily to infrastructure development to enhance our in-store and advertising products, personalization capabilities and content quality and delivery capabilities.

2013 compared to 2012 For the year ended December 31, 2013, product development expense increased by $16.1 million, or 111.1%, compared to the year ended December 31, 2012. This increase was primarily attributable to an $11.4 million increase in personnel costs. The increase in personnel costs also led to an increase in allocated facilities and IT support costs of $2.1 million. We increased personnel in order to enhance the functionality of our websites, to develop new products, including mobile applications, enter new geographies and strengthen our reporting and analytics capabilities. Additionally, fees for usability studies and technology licenses used in the design and development of our websites increased by $2.6 million.

Sales and Marketing

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Sales and marketing	$90,062	$70,303	$40,672
Percentage of net revenues	34.0%	33.5%	28.1%

2014 compared to 2013. For the year ended December 31, 2014, sales and marketing expense increased by $19.8 million, or 28.1%, compared to the year ended December 31, 2013. This increase was primarily attributable to an increase in advertising and personnel costs as we continue to build our brand, acquire new customers, increase consumer traffic to our websites and increase consumer downloads of our mobile applications in order to grow our business. Online, brand and other marketing expenses increased by $5.2 million. This increase was primarily attributable to public relations and offline and online advertising for brand building, contextual advertising placements and user acquisition efforts. We also incurred an increase of $3.4 million in paid search expenses. In addition, personnel costs increased by $11.1 million. We increased personnel in order to continue the expansion of our sales teams to support our growing business and to further strengthen relationships with leading retailers. We also added personnel to support the marketing initiatives described above and to expand our email marketing, social media and other consumer acquisition initiatives.

2013 compared to 2012. For the year ended December 31, 2013, sales and marketing expense increased by $29.6 million, or 72.9%, compared to the year ended December 31, 2012. This increase was primarily attributable to an increase in advertising and personnel costs as we continue to build our brand, acquire new customers and increase consumer traffic to our websites in order to grow our business. Online, brand and other marketing expenses increased by $12.6 million. This increase was primarily attributable to public relations and offline and online advertising for brand building, contextual advertising placements and user acquisition efforts. We also incurred an increase of $7.6 million in paid search expenses. Personnel costs increased by $7.4 million, which led to a related increase in allocated facilities and IT support costs of $1.8 million. We increased personnel in order to continue the expansion of our sales teams to support our growing portfolio of websites and to further strengthen relationships with top retailers. We also added personnel to support the marketing initiatives described above and to expand our email marketing, social media and other consumer acquisition initiatives.

General and Administrative

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
General and administrative	$42,343	$28,583	$15,758
Percentage of net revenues	16.0%	13.6%	10.9%

2014 compared to 2013. For the year ended December 31, 2014, general and administrative expense increased by $13.8 million, or 48.1%, compared to the year ended December 31, 2013. This increase was primarily attributable to an $8.2 million increase in personnel costs. We added personnel to further build-out our human resources function, to increase our business development efforts and to add resources in the finance and legal functions to operate as a public company. We also incurred an increase in our provision for doubtful accounts receivable of $3.2 million, of which $1.1 million is related to aged accounts identified in the transition to our new transaction reporting system.

2013 compared to 2012. For the year ended December 31, 2013, general and administrative expense increased by $12.8 million, or 81.4%, compared to the year ended December 31, 2012. This increase was primarily attributable to a $10.7 million increase in personnel costs. We added personnel to further build-out our human resources function, to increase our business development efforts and to add resources in the finance and legal functions to operate as a public company. Professional fees increased $2.2 million for the year ended December 31, 2013, due to increased legal, accounting and consulting costs associated with the growth of our existing business and becoming a public company.

Amortization of Purchased Intangible Assets

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Amortization of purchased intangible assets	$12,243	$12,081	$13,158
Percentage of net revenues	4.6%	5.8%	9.1%

2014 compared to 2013. For the year ended December 31, 2014, amortization of purchased intangible assets increased by $0.2 million, or 1.3%, compared to the year ended December 31, 2013. The increase in amortization expense was primarily the result of the recognition of amortization expense associated with the addition of purchased intangible assets as part of our acquisitions of YSL Ventures, Inc. in October 2013 and the businesses of Ma-Reduc.com in July 2013 and Actiepagina.nl in March 2013. The increases were partially offset by the expiration of the useful life of certain of the purchased intangible assets as part of our acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com in May 2012.

2013 compared to 2012. For the year ended December 31, 2013, amortization of purchased intangible assets decreased by $1.1 million, or 8.2%, compared to the year ended December 31, 2012. The decrease in amortization expense for the year ended December 31, 2013 was primarily the result of the expiration of the useful life of certain of the purchased intangible assets as part of our acquisition of the business of VoucherCodes.co.uk in 2011 and the recorded impairment during 2012 of the remaining unamortized intangible assets related to three of our websites, Coupon7.com, Couponshare.com and CheapStingyBargains.com. These impairment costs were recognized in other operating expenses in our statement of operations. These decreases were partially offset by the recognition of amortization expense associated with the addition of purchased intangible assets as part of our acquisitions of the businesses of YSL Ventures, Inc. in October 2013, Ma-Reduc.com in July 2013 and Actiepagina.nl in March 2013.

Other Operating Expenses

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Impairment of purchased intangible assets	$—	$—	$4,924
Deferred compensation	3,978	2,527	1,082
Assets disposal (gain) or loss	87	(2)	—

Total other operating expenses	$4,065	$2,525	$6,006

2014 compared to 2013. During the years ended December 31, 2014 and 2013, we recognized $4.0 and $2.5 million, respectively, in deferred compensation charges for our October 2013 acquisition of the business of YSL Ventures, Inc. and our May 2012 acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com. Our obligations to pay the outstanding amounts under these deferred compensation arrangements are contingent upon the continued employment of the selling stockholders and, as a result, have been recorded as deferred compensation, which we amortize over the term of the compensation arrangements with the sellers.

2013 compared to 2012. In 2012, we determined that we would no longer support three of our websites, Coupon7.com, Couponshare.com and CheapStingyBargains.com. We redirected traffic from CheapStingyBargains.com to Deals2Buy.com and refer visitors from Coupon7.com and Couponshare.com to RetailMeNot.com. As a result of this impairment indicator, we determined that a complete impairment of the remaining unamortized intangible assets related to these websites was warranted, resulting in an impairment charge of $4.9 million. We did not record any intangible asset impairment charges during the year ended December 31, 2013. During the years ended December 31, 2013 and 2012, we recognized $2.5 million and $1.1 million, respectively, in deferred compensation charges for our October 2013 acquisition of the business of YSL Ventures, Inc. and our May 2012 acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com. Our obligations to pay the outstanding amounts under these deferred compensation arrangements are contingent upon the continued employment of the selling stockholders and, as a result, have been recorded as deferred compensation, which we amortize over the term of the compensation arrangements with the sellers.

Other Income (Expense)

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Interest expense, net	$(1,981)	$(2,980)	$(3,221)
Other income (expense), net	(1,102)	672	77

2014 compared to 2013. The decrease in interest expense, net, for the year ended December 31, 2014 is primarily the result of the repayment of seller notes we issued in connection with our acquisitions of businesses. The increase in other income (expense), net is due to foreign currency exchange net losses.

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

Income Taxes

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Provision for income taxes	$(19,423)	$(18,891)	$(16,360)
Percentage of net revenues	(7.3%)	(9.0%)	(11.3%)
Effective tax rate	41.9%	37.5%	38.6%

2014 compared to 2013. Our income tax expense for the year ended December 31, 2014 was $19.4 million, or an increase of 2.8%, compared to income tax expense of $18.9 million for the year ended December 31, 2013. Our effective tax rate was 41.9% and 37.5% during the year ended December 31, 2014 and 2013, respectively. As of December 31, 2014, our effective tax rate differed from the statutory rate primarily due to tax charges associated with the implementation of our global corporate restructuring plan in the first fiscal quarter of 2014, non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state income taxes, which were partially offset by the effect of different statutory tax rates in foreign jurisdictions, tax credits and the benefit of disqualifying dispositions of incentive stock options. As of December 31, 2013, our effective tax rate differed from the statutory rate primarily due to non-deductible, stock-based compensation charges, non-deductible deferred compensation expense and state taxes, which were partially offset by the effect of different statutory tax rates in foreign jurisdictions and tax credits.

2013 compared to 2012. Our income tax expense for the year ended December 31, 2013 was $18.9 million, or an increase of 15.5%, compared to income tax expense of $16.4 million for the year ended December 31, 2012. Our effective tax rate was 37.5% and 38.6% during the year ended December 31, 2013 and 2012, respectively, and differed from the statutory rate primarily due to non-deductible, stock-based compensation charges, and state taxes, which were partially offset by the effect of different statutory tax rates in foreign jurisdictions.

Seasonality and Quarterly Results

Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, including seasonal factors and economic cycles that influence consumer purchasing of retail products. Historically, we have experienced the highest levels of visitors to our websites and mobile applications and net revenues in the fourth quarter of the year, which coincides with the winter holiday season in the U.S. and Europe. During the fourth quarter of 2014, we generated net revenues of $87.4 million, which represented 33.0% of our net revenues for 2014. This seasonality may not be fully evident in our historical business performance because of our significant growth and the timing of our acquisitions. For instance, we have entered new markets through international acquisitions and increased the number of paid retailer and performance marketing network relationships. These changes have contributed to the substantial growth in our net revenues and corresponding increases in our operating costs and expenses to support our growth. Further, we believe net revenues from our in-store product may be even more heavily weighted to the fourth quarter of the year. As net revenues from this part of our business grow as a percentage of overall net revenues, our seasonality may increase. Our investments have led to uneven quarterly operating results due to increases in personnel costs, product and technology enhancements and the impact of our acquisitions and other strategic projects. The return on these investments is generally achieved in future periods and, as a result, these investments can adversely impact near term results.

Our business is directly affected by the behavior of consumers. Economic conditions and competitive pressures can impact, both positively and negatively, the types of digital offers featured on our websites and applications and the rates at which they are utilized by consumers. Consequently, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

Liquidity and Capital Resources

Since our inception, we have funded our operations and acquisitions primarily through private placements of our preferred stock, the issuance of equity securities through our initial public offering and follow-on offering, bank borrowings and cash flows from operations. We generated positive cash flow from operations for the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, we had $244.5 million in cash and cash equivalents, compared to $165.9 million at December 31, 2013. At December 31, 2014, certain of our foreign subsidiaries held approximately $15.6 million of our cash and cash equivalents. If these assets were distributed to the U.S., we might be subject to additional U.S. taxes in certain circumstances, subject to an adjustment for foreign tax credits, and foreign withholding taxes. We have not provided for these taxes because we consider these assets to be permanently reinvested in our foreign subsidiaries. We have no plans or intentions to repatriate cumulative earnings of our foreign subsidiaries through December 31, 2014.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$61,395	$31,530	$42,253
Net cash used in investing activities	(13,049)	(36,896)	(13,379)
Net cash provided by (used in) financing activities	31,444	73,704	(20,082)
Effects of foreign currency exchange rate on cash	(1,189)	401	116

Net change in cash and cash equivalents	78,601	68,739	8,908
Cash and cash equivalents at beginning of the year	165,881	97,142	88,234

Cash and cash equivalents at end of the year	$244,482	$165,881	$97,142

Net Cash Provided by Operating Activities

Cash provided by operating activities primarily consists of our net income adjusted for certain non-cash items and the effect of changes in working capital and other items. Net cash provided by operating activities was $61.4 million, $31.5 million and $42.3 million during the years ended December 31, 2014, 2013 and 2012, respectively.

During 2014, cash flows from operating activities were primarily generated through net income of $27.0 million, including the impact of depreciation and amortization expense of $15.7 million, stock-based compensation expense of $24.5 million and the amortization of deferred compensation of $4.0 million, offset by excess income tax benefit from stock-based compensation and other costs of $12.2 million and a deferred income tax benefit of $4.2 million.

During 2013, cash flows from operating activities were primarily generated through net income of $31.5 million, including the impact of depreciation and amortization expense of $14.1 million and stock-based compensation expense of $10.5 million, offset by $23.6 million from changes in cash flows associated with working capital. The changes in cash flows associated with working capital were primarily driven by an increase in accounts receivable of $25.7 million due to our net revenues growth.

During 2012, cash flows from operating activities were generated through net income of $26.0 million, including the impact of depreciation and amortization of $14.2 million, stock-based compensation expense of $4.0 million and the impairment of assets of $4.9 million, offset by a decrease in cash flows associated with changes in working capital of $7.5 million. The increase in working capital was primarily caused by an increase in accounts receivable of $9.3 million due to our growth of net revenues.

Net Cash Used in Investing Activities

Our primary investing activities consist of business acquisitions and purchases of property and equipment. Net cash used in investing activities was $13.0 million, $36.9 million and $13.4 million during the years ended December 31, 2014, 2013 and 2012, respectively. We used $11.4 million to acquire the business of YSL Ventures, Inc., $15.3 million to acquire the business of Ma-Reduc.com and $1.9 million to acquire the business of Actiepagina.nl in 2013 and $10.3 million for our acquisitions of the businesses Bons-de-Reduction.com and Poulpeo.com during 2012. The remainder of our investing activities during these periods was comprised of purchases of computer equipment and software, office furniture and fixtures, leasehold improvements, certain capitalized internally developed software and website development costs and domain names. As we continue to expand our business and facilities, we intend to purchase additional technology resources and invest in our operating facilities. We may have acquisitions in the future that could have a material impact on our cash flows and operations.

Net Cash Provided by (Used in) Financing Activities

Our primary financing activities consist of net proceeds from the issuance of shares of our common stock, the exercise of stock options by employees and borrowings and repayments of senior debt and subordinated debt and notes payable issued in connection with acquisitions. Net cash provided by financing activities was $31.4 million and $73.7 million during the years ended December 31, 2014 and 2013, respectively. Net cash used in financing activities was $20.1 million for the year ended December 31, 2012.

During 2014, we borrowed $49.2 million, net of issuance costs, in connection with the amendment of our senior debt, and used $41.3 million to repay a portion of our senior debt and certain seller notes payable. The remainder of our financing activities during the period was primarily composed of proceeds from the exercise of stock options by employees of $11.5 million and the excess income tax benefit from stock-based compensation and other costs of $12.2 million.

During 2013, we received approximately $49.1 million of net proceeds, after deducting underwriting discounts and commissions and offering expenses, from the sale of shares of our common stock by us in our follow-on public offering and we received $85.4 million of net proceeds, after deducting underwriting discounts and commissions and offering expenses, from the sale of shares of our Series 1 common stock by us in our initial public offering. With the proceeds to us of our initial public offering, we (i) paid in full accumulated dividends on our previously outstanding shares of preferred stock, which totaled approximately $52.5 million, and (ii) repaid the outstanding principal and accrued interest on seller notes issued in connection with our acquisition of eConversions Limited in 2012, which totaled approximately $6.6 million. We also paid approximately $6.1 million in deemed dividends to investors in exchange for voting in favor of the conversion of preferred stock to common stock in connection with our initial public offering. We borrowed $33.1 million, net of issuance costs, in connection with the amendment of our senior debt, and used $32.9 million to repay portions of our senior debt and the seller notes issued in connection with our acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com during 2012.

During 2012, we used $20.3 million to repay a portion of our senior debt and extinguish certain notes payable.

Capital Resources

We believe that our existing cash, cash equivalents and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months.

Our future capital requirements will depend on many factors, including our rate of net revenues growth, the expansion of our marketing and sales initiatives, the timing and extent of spending to support product development efforts, the timing of introductions of new products and services and enhancements to existing products and services, potential acquisitions, repurchases of our common stock and the continuing market acceptance of our products and services. We may need to raise additional capital through future debt or equity financing to the extent necessary to fund such activities. Additional financing may not be available at all or on terms favorable to us. We may enter into arrangements in the future with respect to investments in, or acquisitions of, similar or complementary businesses, products, services or technologies, which could also require us to seek additional debt or equity financing.

On December 23, 2014, we entered into a second amended and restated revolving credit and term loan agreement with certain lenders, or Senior Debt. The Senior Debt consists of a $125.0 million revolving credit facility, an additional uncommitted revolving credit facility of up to $65.0 million and a $50.0 million term loan facility. The term loan facility was fully borrowed on December 23, 2014, and was used, in part, to fully repay the $26.3 million of borrowings outstanding under our prior senior debt facility, which obligations were repaid in full effective upon the closing of the Senior Debt. On December 31, 2014, we had the full $125.0 million available for borrowings under the revolving credit facility.

We pay a quarterly revolving credit facility fee of 50 basis points per annum. At our option, borrowings under both the term loan facility and the revolving credit facility bear interest at either the base rate or a eurodollar-based rate (each as more fully described in the second amended and restated revolving credit and term loan agreement) plus an applicable margin as determined based on the senior secured debt to EBITDA ratio (as more fully described in the second amended and restated revolving credit and term loan agreement). These rates are summarized in the following table:

Basis for Pricing	Level I	Level II	Level III	Level IV
Consolidated Senior Secured Debt/EBITDA	<1.00:1.00	>1.00:1.00 <1.50:1.00	>1.50:1.00 <2.00:1.00	>2.00:1.00
Revolving Credit Eurodollar Margin (LIBOR)	125 basis points	175 basis points	225 basis points	275 basis points
Revolving Credit Base Rate Margin	25 basis points	75 basis points	125 basis points	175 basis points
Letter of Credit Fees (exclusive of facing fees)	125 basis points	175 basis points	225 basis points	275 basis points
Term Loan Eurodollar Margin (LIBOR)	175 basis points	225 basis points	275 basis points	325 basis points
Term Loan Base Rate Margin	75 basis points	125 basis points	175 basis points	225 basis points

Interest is payable quarterly in arrears for base rate borrowings and on the last day of the applicable eurodollar-interest period for any eurodollar-based borrowings. Principal payments on the term loan facility of $2.5 million are due on the first day of each quarter beginning April 1, 2015, with any remaining balance due in December 2019. Borrowings under the revolving credit facility carry the same maturity date as the $50.0 million term loan. Mandatory prepayments include net cash proceeds from certain asset sales, 100% of the net cash proceeds of any subordinated debt and 50% of the net cash proceeds of certain equity transactions, excluding the cash proceeds from any permitted senior unsecured debt, any equity interests issued under certain stock option or employer incentive plans, and any other equity interests issued if consolidated senior secured debt to EBITDA is less than or equal to 2.00 to 1.00.

The Senior Debt has priority in repayment to all other outstanding debt except certain senior secured notes that we are permitted to issue in the future. We have granted our lenders a security interest in substantially all of our assets, including intellectual property, pursuant to a security agreement and an intellectual property security agreement, except that the security interest shall apply only after the total debt to EBITDA ratio is greater than or equal to 1:50 to 1:00. We are subject to complying with certain financial covenants, including minimum trailing 12 month EBITDA levels, total debt to EBITDA ratio, a fixed charge coverage ratio and a consolidated senior secured debt to EBITDA ratio (each as more fully described in the second amended and restated revolving credit and term loan agreement). The second amended and restated revolving credit and term loan agreement contains customary affirmative and negative covenants and prohibits, among other things and subject to certain exceptions, the incurrence of additional debt, payment of other debt obligations, incurrence of liens, acquisitions of businesses, capital expenditures, sales of businesses or assets, payment of dividends, repurchases of our capital stock, making loans or advances and certain other restrictions. The exceptions to the foregoing include capital expenditures of up to $20 million in any fiscal year and our right to repurchase up to $100 million of our outstanding capital stock subject to certain conditions set forth in the second amended and restated revolving credit and term loan agreement. The second amended and restated revolving credit and term loan agreement also contains customary events of default including, among others, payment defaults, breaches of covenants, bankruptcy and insolvency events, cross defaults with certain material indebtedness, judgment defaults, change of control and breaches of representations and warranties.

On February 5, 2015 our board of directors authorized the repurchase of up to $100 million worth of our Series 1 common stock over a period of up to 24 months. We plan to fund any purchases under this program from one or a combination of existing cash balances, future cash flow, availability under our revolving credit facility and additional debt financing.

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2014:

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Debt obligations (including short-term debt) (1)	$50,000	$10,000	$20,000	$20,000	$—
Operating lease obligations (2)	22,570	3,454	6,990	7,155	4,971
Purchase obligations (3)	5,048	4,313	735	—	—
Capital lease obligations (4)	7	7	—	—	—

Total	$77,625	$17,774	$27,725	$27,155	$4,971

(1)	These amounts exclude estimated cash interest payments of approximately $1.5 million in 2015, $1.4 million in 2016, $1.2 million in 2017, $1.0 million in 2018 and $0.8 million in 2019 (based on applicable interest rates as of December 31, 2014, in the case of variable interest rate debt).
(2)	We lease our principal office facilities, including our headquarters in Austin, Texas, under non-cancellable operating leases. Certain leases contain periodic rent escalation adjustments and renewal and expansion options. We recognize rent expense on a straight-line basis over the lease periods. Operating lease obligations expire at various dates with the latest maturity in 2020. We are also responsible for certain real estate taxes, utilities, and maintenance costs on our office facilities.
(3)	Purchase obligations primarily represent non-cancelable contractual obligations related to content licensing and technology agreements.
(4)	Some of our office equipment leases such as printers and copiers are treated as capital leases.

Off-Balance Sheet Arrangements

For the years ended December 31, 2014, 2013 and 2012, we did not, and we do not currently, have any off-balance sheet arrangements.

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

Foreign Currency Exchange Risk

We transact business in various currencies other than the U.S. dollar, principally the British pound sterling and the Euro, which exposes us to foreign currency risk. Net revenues and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of each of our non-U.S. subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. For 2014 and 2013, approximately 21.8% and 20.6%, respectively, of our net revenues were denominated in such foreign currencies. We recognized a foreign exchange loss of $0.9 million and a foreign exchange gain of $0.7 million in 2014 and 2013, respectively.

In December 2014, we entered into a forward contract to hedge fluctuations in the value of certain intercompany debt denominated in foreign currencies but did not enter into any derivative financial instruments for trading or speculative purposes. Although we have experienced and will continue to experience fluctuations in our net income as a result of the consolidation of our international operations due to transaction gains (losses) related to revaluing certain cash balances and trade accounts receivable that are denominated in currencies other than the U.S. dollar, we believe such a change will not have a material impact on our results of operations.

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

The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all of our currency exposures as of December 31, 2014, assuming instantaneous and parallel shifts in exchange rates. As of December 31, 2014, our working capital surplus (defined as current assets less current liabilities) subject to foreign currency translation risk was $23.0 million. The potential decrease in net current assets from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates would be $2.3 million. This compares to a working capital surplus subject to foreign currency translation risk of $10.9 million as of December 31, 2013, for which a hypothetical 10% adverse change would have resulted in a potential decrease in net current assets of $1.1 million.

Interest Rate Risk

As of December 31, 2014, we had total notes payable of $50.0 million, consisting of variable interest rate debt based on 3-month LIBOR. Our variable interest rate debt is subject to interest rate risk, because our interest payments will fluctuate with movements in the underlying 3-month LIBOR rate. A 100 basis point change in LIBOR rates would result in an increase in our interest expense of $0.5 million for the next 12 months based on current outstanding borrowings.

Our exposure to market risk on our cash and cash equivalents for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in 2014, 2013, or 2012.

Item 8. Financial Statements.

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-31 of this Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that our degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our independent registered public accounting firm, which has audited our consolidated financial statements, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report, which is included in Item 15(a)(1) of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31 2014, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2015 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014, and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2015 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2015 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2015 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2015 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents Filed with Report

(1)	Financial Statements.

(2)	Financial Statement Schedules.

All schedules are omitted because the required information is already included in our notes to our consolidated financial statements or because they are not applicable.

(3)	Exhibits.

The information required by this Item is set forth on the exhibit index that follows the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2015

RETAILMENOT, INC.

By:	/S/ G. COTTER CUNNINGHAM
G. Cotter Cunningham President and Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints G. Cotter Cunningham and Louis J. Agnese, III, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/S/ G. COTTER CUNNINGHAM G. Cotter Cunningham	President, Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2015

/S/ LOUIS J. AGNESE Louis J. Agnese	Interim Chief Financial Officer (Principal Financial Officer)	February 25, 2015

/S/ THOMAS E. AYLOR Thomas E. Aylor	Principal Accounting Officer	February 25, 2015

/S/ C. THOMAS BALL C. Thomas Ball	Director	February 25, 2015

/S/ JEFFREY M. CROWE Jeffrey M. Crowe	Director	February 25, 2015

/S/ ERIC KORMAN Eric Korman	Director	February 25, 2015

/S/ JULES A. MALTZ Jules A. Maltz	Director	February 25, 2015

/S/ GOKUL RAJARAM Gokul Rajaram	Director	February 25, 2015

/S/ GREG J. SANTORA Greg J. Santora	Director	February 25, 2015

/S/ BRIAN H. SHARPLES Brian H. Sharples	Director	February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of RetailMeNot, Inc.

We have audited the accompanying consolidated balance sheets of RetailMeNot, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RetailMeNot, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RetailMeNot, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of RetailMeNot, Inc.

We have audited RetailMeNot, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). RetailMeNot, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, RetailMeNot, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RetailMeNot, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Austin, Texas

February 25, 2015

RETAILMENOT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$244,482	$165,881
Accounts receivable (net of allowance for doubtful accounts of $2,356 and $867 at December 31, 2014 and 2013, respectively)	69,603	59,286
Prepaids and other current assets, net	14,930	10,661

Total current assets	329,015	235,828
Property and equipment, net	16,949	10,317
Intangible assets, net	70,819	80,813
Goodwill	176,927	179,659
Other assets, net	5,394	5,465

Total assets	$599,104	$512,082

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,482	$6,217
Accrued compensation and benefits	12,138	9,875
Accrued expenses and other current liabilities	6,110	5,586
Income taxes payable	9,032	4,835
Current maturities of long term debt	10,000	15,063

Total current liabilities	42,762	41,576
Deferred tax liability—noncurrent	3,404	8,796
Long term debt	40,000	26,250
Other noncurrent liabilities	8,183	4,151

Total liabilities	94,349	80,773

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and 2013.	—	—
Series 1 common stock: $0.001 par value, 150,000,000 shares authorized; 54,253,452 and 46,569,376 shares issued and outstanding as of December 31, 2014 and 2013, respectively.	54	47
Series 2 common stock: $0.001 par value, 6,107,494 shares authorized; zero and 6,107,494 shares issued and outstanding as of December 31, 2014 and 2013, respectively.	—	6
Additional paid-in capital	517,421	467,461
Accumulated other comprehensive income (loss)	(1,942)	1,538
Accumulated deficit	(10,778)	(37,743)

Total stockholders’ equity	504,755	431,309

Total liabilities and stockholders’ equity	$599,104	$512,082

See the accompanying notes, which are an integral part of these Consolidated Financial Statements.

RETAILMENOT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Net revenues	$264,683	$209,836	$144,685
Costs and expenses:
Cost of net revenues	18,617	13,049	9,113
Product development	47,882	30,566	14,481
Sales and marketing	90,062	70,303	40,672
General and administrative	42,343	28,583	15,758
Amortization of purchased intangible assets	12,243	12,081	13,158
Other operating expenses	4,065	2,525	6,006

Total costs and expenses	215,212	157,107	99,188

Income from operations	49,471	52,729	45,497
Other income (expense):
Interest expense, net	(1,981)	(2,980)	(3,221)
Other income (expense), net	(1,102)	672	77

Income before income taxes	46,388	50,421	42,353
Provision for income taxes	(19,423)	(18,891)	(16,360)

Net income	$26,965	$31,530	$25,993

Preferred stock dividends on participating preferred stock	—	(19,928)	(24,577)

Total undistributed earnings	26,965	11,602	1,416
Undistributed earnings allocated to participating preferred stock	—	(5,998)	(1,390)

Net income attributable to common stockholders	$26,965	$5,604	$26

Net income per share attributable to common stockholders:
Basic	$0.50	$0.24	$0.03

Diluted	$0.49	$0.23	$0.03

Weighted-average number of common shares used in computing net income per share:
Basic	53,792	23,074	841

Diluted	55,311	25,742	2,277

See the accompanying notes, which are an integral part of these Consolidated Financial Statements.

RETAILMENOT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$26,965	$31,530	$25,993
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(3,480)	2,081	1,749

Comprehensive income	$23,485	$33,611	$27,742

See the accompanying notes, which are an integral part of these Consolidated Financial Statements.

RETAILMETNOT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Series 1 Common Stock		Series 2 Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2011	849,729	$1	—	—	$4,176	$(50,826)	$(2,292)	$(48,941)
Net income	—	—	—	—	—	25,993		25,993
Foreign currency translation adjustment	—	—	—	—	—	—	1,749	1,749
Exercise of stock options	98,224	—	—	—	355	—	—	355
Stock—based compensation expense	—	—	—	—	4,048	—	—	4,048
Accretion of preferred stock dividends	—	—	—	—	—	(24,577)	—	(24,577)

Balance at December 31, 2012	947,953	1	—	—	8,579	(49,410)	(543)	(41,373)
Net income	—	—	—	—	—	31,530	—	31,530
Issuance of common stock upon initial public offering, net of offering costs	4,545,454	5	—	—	85,360	—	—	85,365
Issuance of common stock upon follow-on offering, net of offering costs	2,000,000	2	—	—	49,105	—	—	49,107
Conversion of preferred stock to common stock upon initial public offering	38,072,967	38	6,107,494	6	310,165	—	—	310,209
Foreign currency translation adjustment	—	—	—	—	—	—	2,081	2,081
Exercise of common stock warrant	457,796	—	—	—	1	—	—	1
Stock issuances under employee plans, net of shares withheld for taxes	545,206	1	—	—	1,716	—	—	1,717
Stock-based compensation expense	—	—	—	—	10,507	—	—	10,507
Excess income tax benefit from stock-based compensation	—	—	—	—	2,028	—	—	2,028
Accretion of preferred stock dividends	—	—	—	—	—	(19,863)	—	(19,863)

Balance at December 31, 2013	46,569,376	47	6,107,494	6	467,461	(37,743)	1,538	431,309
Net income	—	—	—	—	—	26,965	—	26,965
Foreign currency translation adjustment	—	—	—	—	—	—	(3,480)	(3,480)
Conversion of Series 2 common stock to Series 1 common stock	6,107,494	6	(6,107,494)	(6)	—	—	—	—
Payments of offering costs for follow-on offering	—	—	—	—	(59)	—	—	(59)
Stock issuances under employee plans, net of shares withheld for taxes	1,576,582	1	—	—	13,309	—	—	13,310
Stock-based compensation expense	—	—	—	—	24,518	—	—	24,518
Excess income tax benefit from stock-based compensation and other	—	—	—	—	12,192	—	—	12,192

Balance at December 31, 2014	54,253,452	$54	—	$—	$517,421	$(10,778)	$(1,942)	$504,755

See the accompanying notes, which are an integral part of these Consolidated Financial Statements.

RETAILMENOT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$26,965	$31,530	$25,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	15,746	14,112	14,192
Stock-based compensation expense	24,518	10,507	4,048
Deferred income tax benefit	(4,169)	(2,828)	(1,796)
Excess income tax benefit from stock-based compensation and other	(12,192)	(2,028)	—
Non-cash interest expense	603	996	816
Impairment of assets	—	—	4,924
Amortization of deferred compensation	3,978	2,527	1,082
Other non-cash gains and losses, net	1,011	91	(104)
Provision for doubtful accounts receivable	3,319	180	604
Changes in operating assets and liabilities:
Accounts receivable, net	(14,540)	(25,747)	(9,285)
Prepaid expenses and other current assets, net	(2,903)	(5,873)	(983)
Accounts payable	857	1,209	2,975
Accrued expenses and other current liabilities	15,757	9,966	(251)
Other noncurrent assets and liabilities	2,445	(3,112)	38

Net cash provided by operating activities	61,395	31,530	42,253

Cash flows from investing activities:
Payments for acquisition of businesses, net of acquired cash	(75)	(28,613)	(10,290)
Purchase of property and equipment	(9,498)	(6,487)	(3,089)
Purchase of other assets	(3,476)	(1,796)	—

Net cash used in investing activities	(13,049)	(36,896)	(13,379)

Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	—	85,365	—
Proceeds from follow-on offering, net of offering costs	—	49,107	—
Payment of offering costs for follow-on offering	(59)	—	—
Payments of preferred stock dividends	—	(58,682)	—
Proceeds from notes payable, net of issuance costs	49,150	33,069	—
Payments on notes payable	(41,273)	(38,925)	(20,333)
Proceeds from exercise of options and warrants to purchase common stock	11,454	1,753	251
Excess income tax benefit from stock-based compensation and other	12,192	2,028	—
Payments for repurchase of common stock	(7)	—	—
Payments of principal on capital lease arrangements	(13)	(11)	—

Net cash provided by (used in) financing activities	31,444	73,704	(20,082)

Effect of foreign currency exchange rate on cash	(1,189)	401	116

Change in cash and cash equivalents	78,601	68,739	8,908
Cash and cash equivalents, beginning of year	165,881	97,142	88,234

Cash and cash equivalents, end of year	$244,482	$165,881	$97,142

Supplemental disclosure of cash flow information
Cash interest payments	$2,246	$1,777	$2,136
Income tax payments, net	$10,169	$16,087	$22,080
Supplemental disclosure of non-cash investing activities
Issuance of preferred stock in connection with acquisition	$—	$—	$3,000
Issuance of notes payable in connection with acquisition	$—	$6,085	$3,500
Supplemental disclosure of non-cash financing activities
Accretion of preferred stock dividends	$—	$19,928	$24,577

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

Accounts Receivable, Net

Accounts receivable, net represent amounts due from retailers, through various performance marketing networks, for commissions earned on consumer purchases and amounts due for premium placement advertising. We record an allowance for doubtful accounts in an amount equal to the estimated probable losses net of recoveries, which are based on an analysis of historical bad debt, current receivables aging and expected future write-offs of uncollectible accounts, as well as an assessment of specific identifiable accounts considered at risk or uncollectible. Accounts receivable are written off against the allowance for doubtful accounts when it is determined that the receivable is uncollectible.

The following table summarizes our allowance for doubtful accounts (in thousands):

	Beginning Balance	Additions Charged to Expense	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year ended December 31, 2012	$295	639	(1)	$933
Year ended December 31, 2013	933	180	(246)	867
Year ended December 31, 2014	867	3,319	(1,830)	2,356

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

We evaluate goodwill for impairment annually on October 1, during the fourth quarter of each year, or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. Events or circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or in legal factors, an adverse action or assessment by a regulator, a loss of key personnel, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant underperformance relative to operating performance indicators and significant changes in competition. The Company determined that no triggering events occurred during the year ended December 31, 2014.

We evaluate the recoverability of goodwill using a two-step impairment process tested at our sole reporting segment level. In the first step, the fair value for our reporting unit is compared to our book value including goodwill. If the fair value is less than the book value, a second step is performed that compares the implied fair value of goodwill to the book value of the goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the sole reporting segment and the net fair value of the identifiable assets and liabilities excluding goodwill. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment charge in the consolidated statements of operations. We did not record any goodwill impairment charges during the years ended December 31, 2014, 2013 and 2012.

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

Lease Obligations

We categorize leases at their inception as either operating or capital leases, and may receive renewal or expansion options, rent holidays, leasehold improvement allowances and other incentives on certain lease agreements. We recognize operating lease costs on a straight-line basis over the term of the agreement, taking into account adjustments for market provisions, such as free or escalating base monthly rental payments, or deferred payment terms, such as rent holidays, that defer the commencement date of required payments. We record rent expense associated with operating lease obligations in general and administrative expenses in the consolidated statements of operations.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the fee to the paid retailer is fixed or determinable and collectability of the resulting receivable is reasonably assured. For commission revenues, which represent the substantial majority of our net revenues, revenue recognition generally occurs when a consumer, having visited one of our websites and clicked on a digital offer for a paid retailer, defined as a retailer with which we have a contract, makes a purchase with such paid retailer, and completion of the order is reported to us by such paid retailer, either directly or through a performance marketing network. The reporting by the paid retailer includes the amount of commissions the paid retailer has calculated as owing to us. Certain paid retailers do not provide reporting until a commission payment is made. In those cases, which have historically not been significant, we record commission revenues on a cash basis. For advertising revenues, revenue recognition occurs ratably over the period that we display a retailer’s advertisements on our websites and mobile applications. We estimate and record a reserve, based upon actual, historical return rates as reported to us by the paid retailers, to provide for end-user cancelations or product returns, which may not be reported by the paid retailer or performance marketing network until a subsequent date. As such, we report commission revenues net of the estimated returns reserve. Net revenues are reported net of sales taxes, where applicable. The following table summarizes our revenue returns reserve (in thousands):

	Beginning Balance	Provision for Returns	Returns	Ending Balance
Revenue returns reserve:
Year ended December 31, 2012	$670	$6,337	$(5,780)	$1,227
Year ended December 31, 2013	1,227	10,113	(8,175)	3,165
Year ended December 31, 2014	3,165	10,679	(11,338)	2,506

Our payment arrangements with paid retailers are both direct and through performance marketing networks, which act as intermediaries between the paid retailers and us. No paid retailer individually accounted for more than 10% of net revenues or accounts receivable for any of the years ended December 31, 2014, 2013 and 2012.

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

Sales and Marketing Expense

Our sales and marketing expense consists of personnel costs for our sales, marketing, search engine optimization, search engine marketing and business intelligence employees, as well as online, brand and other marketing expenses. Our online, brand and other marketing costs include search engine fees, advertising on social networks, television advertising, promotions, display advertisements, creative development fees, public relations, email campaigns, trade shows and other general marketing costs. Other costs include allocated facility and general information technology costs.

Advertising Expenses

We expense all advertising costs as incurred. Advertising expenses included in sales and marketing expense were $23.1 million, $22.2 million and $13.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Product Development

Our product development expense consists primarily of personnel costs of our product management and software engineering teams, as well as fees paid to third-party contractors and consultants engaged in the design, development, testing and improvement of the functionality and user experience of our websites and mobile applications.

General and Administrative Expense

Our general and administrative expense represents personnel costs for employees involved in general corporate functions, including finance, accounting, legal and human resources, among others. Additional costs included in general and administrative expense include professional fees for legal, audit and other consulting services, the provision for doubtful accounts receivable, travel and entertainment, charitable contributions, recruiting, allocated facility and general information technology costs and other general corporate overhead expenses.

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

The Company may be subject to income tax audits by the respective tax authorities in any or all of the jurisdictions in which the Company operates, including the United States, the United Kingdom, France, Germany, and the Netherlands. Significant judgment is required in determining uncertain tax positions. We utilize a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. We adjust these reserves in light of changing facts and circumstances, such as the closing of an audit or the refinement of an estimate. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We include interest and penalties related to uncertain tax positions in the provision for income taxes on our consolidated statements of operations. See Note 12, “Income Taxes.”

Foreign Currency

Our operations outside of the U.S. generally use the local currency as their functional currency. Assets and liabilities for these operations are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average exchange rates for the period. Foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss). Gains and losses from foreign currency denominated transactions, which were a $0.9 million loss, net, in 2014, a $0.7 million gain, net, in 2013 and not significant in 2012, are recorded in other income (expense), net in our consolidated statements of operations.

Derivative Financial Instruments

Our operations outside of the U.S. expose us to various market risks that may affect our consolidated results of operations, cash flows and financial position. These market risks include, but are not limited to, fluctuations in currency exchange rates. Our primary foreign currency exposures are in Euros and British Pound Sterling. As a result, we face exposure to adverse movements in currency exchange rates as the financial results of our operations are translated from local currency into U.S. dollars upon consolidation.

We have entered into a derivative instrument to hedge certain exposures of nonfunctional currency denominated intercompany loans and may enter into further such instruments in the future. We have not elected to apply hedge accounting or hedge accounting does not apply. Gains and losses resulting from a change in fair value for these derivatives are reflected in the period in which the change occurs and are recorded in other income (expense), net in our consolidated statement of operations. During the year ended December 31, 2014, we recorded a gain of $0.2 million related to our foreign exchange derivative instruments. The fair value and notional principal amount of our outstanding foreign exchange derivative instrument as of December 31, 2014 are $0.0 and $9.0 million, respectively. We did not enter into any foreign exchange derivative instruments prior to the year ended December 31, 2014.

We do not use financial instruments for trading or speculative purposes. Derivative instruments are recorded on the balance sheet at fair value and are short-term in duration. We are exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.

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

3. Acquisitions

The following table summarizes our acquisitions during the year ended December 31, 2013, with amounts shown below at fair value at each respective acquisition date (dollars in thousands). We did not complete any significant acquisitions during the year ended December 31, 2014.

	YSL Ventures, Inc.	Ma-Reduc.com	Actiepagina.nl
Year acquired	2013	2013	2013
Cash acquired	$206	$530	$64
Other tangible assets acquired	73	1,376	2
Identifiable intangible assets
Customer relationships	—	296	192
Marketing-related	—	6,231	896
Contract-based	1,772	263	187
Technology-based	1,480	564	207
Goodwill	8,796	14,530	1,597

Total assets acquired	12,327	23,790	3,145
Total liabilities assumed	(763)	(3,002)	—

Total	$11,564	$20,788	$3,145

Tangible assets, which include cash and cash equivalents and accounts receivable, were valued at their respective carrying amounts, which we believe approximate their fair values at the respective acquisition dates. The liabilities assumed in connection with these acquisitions, which were recorded at their fair value at the acquisition dates, include accrued liabilities, accounts payable and deferred tax liabilities. For all acquisitions, goodwill represents the excess of the purchase price over the aggregate fair value of the net identifiable assets acquired. In connection with our acquisition efforts we incurred approximately $0.1 million, $1.4 million and $0.6 million in direct acquisition costs in the years ended December 31, 2014, 2013 and 2012, respectively, all of which were expensed as incurred and are included in general and administrative expenses on the consolidated statements of operations.

Goodwill resulted primarily from acquiring a business in a market characterized by high profitability, numerous participants, with none having a dominant market position and specialized processes and procedures, none of which qualify as a separate intangible asset.

The valuation of identifiable intangible assets acquired reflects our estimates based on, among other factors, use of established valuation methods. The value of customer relationships was determined using the income approach. The value of marketing-related intangible assets was determined using the relief from royalty method. Contract-based intangible assets have been valued based on an income-based approach, specifically the with/without method. The value of acquired technology was determined based on a cost-to-recreate methodology. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line or accelerated method and the estimated useful lives of one to 15 years. The method of amortization applied represents our best estimate of the distribution of the economic value of the identifiable intangible assets.

The acquired marketing-related intangible assets consist primarily of trade names, domain names and well-developed traffic acquisition strategies. These trade and domain names play a pivotal role in generating visits and consumer leads for retailers. In addition, the traffic acquisition methodologies such as search engine optimization processes and techniques, email subscriber lists and campaign processes and other direct marketing capabilities also contribute significantly to generating consumer leads and visits. Our intent is to use the brand and domain names for the foreseeable future and to build upon the established traffic-acquisition methodologies. Accordingly, we utilized a 15 year useful life to both value and amortize these assets.

The acquired customer-related intangible assets consist solely of contracts with retailers. The businesses we acquired typically had relationships with a substantial portion of the major online retailers that offered digital coupons through affiliate marketing relationships. The customer relationships were valued predominantly using an income approach (multi-period excess earnings method.) Based on the attrition factors applied, the expected useful life of customer relationships from this income approach is 15 years. Although the contracts we enter into with retailers are cancelable upon short or no notice and without penalty, we determined the useful life of these relationships to be longer-term in nature based upon consideration of several factors. These factors included the fact that couponing has been used in-store by retailers for an extended period; the growth in revenues of the acquired businesses which indicated growing use of coupons by retailers and consumers; the higher level of retailer relationship management that we provide as compared to the periods prior to acquisition; and historically low attrition rates. Based on these factors, we determined that the useful life of these relationships would extend to the foreseeable future and, accordingly, utilized a period of 15 years both to value and amortize these assets.

YSL Ventures, Inc.

On October 9, 2013, we acquired 100% of the outstanding capital stock of YSL Ventures, Inc., a private company that operated under the name Zendeals, for $11.6 million of cash consideration.

In conjunction with the acquisition of YSL Ventures, Inc., we entered into deferred compensation arrangements with the former owners of YSL Ventures, Inc., at which time we transferred $6.2 million into an escrow account, to be paid to the owners over a two year period, with $3.1 million paid in October 2014, and the remainder to be paid in equal quarterly installments over the following year, contingent upon the former employees’ continued employment with RetailMeNot.

The goodwill resulting from the acquisition of YSL Ventures, Inc. is not deductible for tax purposes.

Ma-Reduc.com

On July 1, 2013, our wholly owned subsidiary, RetailMeNot, France, acquired 100% of the outstanding capital stock of ABCYNE, a private company and the operator of Ma-Reduc.com, a digital coupon website in France. The total purchase price of $20.8 million was comprised of: (i) $15.0 million initial cash consideration, (ii) notes payable issued by RetailMeNot, France, with an aggregate principal amount of $4.9 million to the shareholders, bearing interest at a rate of 3.0% per annum and due, and paid in full, in 2014 and (iii) additional cash consideration for working capital of $0.9 million.

The goodwill resulting from the acquisition of Ma-Reduc.com is not deductible for tax purposes.

Actiepagina.nl

On March 1, 2013, we acquired certain assets and liabilities of Actiepagina B.V. associated with Actiepagina.nl, its website based in the Netherlands. The total purchase price of $3.1 million was comprised of: (i) $2.0 million cash consideration and (ii) a $1.1 million note payable issued to the seller, due, and paid in full, in 2014.

The resulting goodwill from the acquisition of Actiepagina.nl is not deductible for tax purposes.

4. Goodwill and Other Intangible Assets

Changes in our goodwill balance for the years ended December 31, 2014 and 2013 are summarized in the table below (in thousands).

Balance at December 31, 2012	$152,755
Acquired in business combinations	24,923
Foreign currency translation adjustment	1,981

Balance at December 31, 2013	179,659
Acquired in business combinations	75
Foreign currency translation adjustment	(2,807)

Balance at December 31, 2014	$176,927

Intangible assets consisted of the following as of December 31, 2014 and 2013 (in thousands):

	Weighted- Average Amortization Period (Months)	Estimated Useful Life (Months)	December 31, 2014
			Gross	Accumulated Amortization	Net
Customer relationships	180	180	$16,156	$(4,439)	$11,717
Marketing-related	160	48-180	77,379	(22,636)	54,743
Contract-based	58	12-60	19,808	(15,449)	4,359
Technology-based	12	12	7,773	(7,773)	—

Total intangible assets			$121,116	$(50,297)	$70,819

	Weighted- Average Amortization Period (Months)	Estimated Useful Life (Months)	December 31, 2013
			Gross	Accumulated Amortization	Net
Customer relationships	180	180	$16,244	$(3,368)	$12,876
Marketing-related	165	48-180	75,182	(17,035)	58,147
Contract-based	58	12-60	19,875	(11,528)	8,347
Technology-based	12	12	7,937	(6,494)	1,443

Total intangible assets			$119,238	$(38,425)	$80,813

As of December 31, 2014 and 2013, the weighted-average amortization period for definite-lived intangible assets was 11.4 and 11.6 years, respectively. Estimated amortization of intangible assets for the five years subsequent to December 31, 2014 and thereafter is as follows (in thousands):

2015	$10,202
2016	7,232
2017	7,198
2018	6,979
2019	6,142
Thereafter	33,066

$70,819

5. Property and Equipment, Net

Property and equipment consisted of the following as of December 31, 2014 and 2013 (in thousands):

	Estimated Useful Life (Years)
		2014	2013
Computer hardware	3	$2,583	$1,886
Purchased software	3	1,319	1,222
Office equipment	3	565	430
Internally developed software and website development costs	2-3	2,612	—
Office furniture and fixtures	5	4,487	2,885
Leasehold improvements	5	11,872	7,361

		23,438	13,784
Less: Accumulated amortization and depreciation		(6,489)	(3,467)

Net property and equipment		$16,949	$10,317

Depreciation and amortization expense related to property and equipment was $3.5 million, $2.0 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. This amount includes $0.1 million of depreciation expense on internally developed software and website development costs for the year ended December 31, 2014. We did not capitalize or recognize any depreciation expense related to any internally developed software and website development costs prior to the year ended December 31, 2014.

We recorded no impairment of property and equipment and recorded no significant gains or losses on the disposal of property and equipment during the years ended December 31, 2014, 2013 and 2012, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Marketing and professional services	$2,606	$2,214
Taxes other than income taxes	1,398	1,302
Interest payable	50	751
Other	2,056	1,319

	$6,110	$5,586

7. Long Term Debt

Long-term debt consisted of the following as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Senior secured note due 2019—interest rate of 2.0% at December 31, 2014	$50,000	$—
Senior revolving credit facility due 2019	—	—
Senior secured note due 2018—interest rate of 2.9% at December 31, 2013	—	33,250
Unsecured seller note due 2014—interest rate of 3.0% at December 31, 2013	—	5,163
Unsecured promissory notes due 2014—interest rate of 5.0% at December 31, 2013	—	1,750
Unsecured seller note due 2014—interest rate of 4.0% at December 31, 2013	—	1,150

	50,000	41,313
Less current maturities	(10,000)	(15,063)

Total long-term debt	$40,000	$26,250

Senior Debt

On December 23, 2014, we entered into a second amended and restated revolving credit and term loan agreement with certain lenders, or Senior Debt. The Senior Debt consists of a $125.0 million revolving credit facility, an additional uncommitted revolving credit facility of up to $65.0 million and a $50.0 million term loan facility. The term loan facility was fully borrowed on December 23, 2014, and was used, in part, to fully repay the $26.3 million of borrowings outstanding under our prior senior debt facility, which obligations were repaid in full effective upon the closing of the Senior Debt. On December 31, 2014, we had the full $125.0 million available for borrowings under the revolving credit facility.

We pay a quarterly revolving credit facility fee of 50 basis points per annum. At our option, borrowings under both the term loan facility and the revolving credit facility bear interest at either the base rate or a eurodollar-based rate (each as more fully described in the second amended and restated revolving credit and term loan agreement) plus an applicable margin as determined based on the senior secured debt to EBITDA ratio (as more fully described in the second amended and restated revolving credit and term loan agreement). These rates are summarized in the following table:

Basis for Pricing	Level I	Level II	Level III	Level IV
Consolidated Senior Secured Debt/EBITDA	<1.00:1.00	>1.00:1.00 <1.50:1.00	>1.50:1.00 <2.00:1.00	>2.00:1.00
Revolving Credit Eurodollar Margin (LIBOR)	125 basis points	175 basis points	225 basis points	275 basis points
Revolving Credit Base Rate Margin	25 basis points	75 basis points	125 basis points	175 basis points
Letter of Credit Fees (exclusive of facing fees)	125 basis points	175 basis points	225 basis points	275 basis points
Term Loan Eurodollar Margin (LIBOR)	175 basis points	225 basis points	275 basis points	325 basis points
Term Loan Base Rate Margin	75 basis points	125 basis points	175 basis points	225 basis points

Interest is payable quarterly in arrears for base rate borrowings and on the last day of the applicable eurodollar-interest period for any eurodollar-based borrowings. Principal payments on the term loan facility of $2.5 million are due on the first day of each quarter beginning April1, 2015, with any remaining balance due in December 2019. Borrowings under the revolving credit facility carry the same maturity date as the $50.0 million term loan. Mandatory prepayments include net cash proceeds from certain asset sales, 100% of the net cash proceeds of any subordinated debt and 50% of the net cash proceeds of certain equity transactions, excluding the cash proceeds from any permitted senior unsecured debt, any equity interests issued under certain stock option or employer incentive plans, and any other equity interests issued if consolidated senior secured debt to EBITDA is less than or equal to 2.00 to 1.00.

The Senior Debt has priority in repayment to all other outstanding debt except certain senior secured notes that we are permitted to issue in the future. We have granted our lenders a security interest in substantially all of our assets, including intellectual property, pursuant to a security agreement and an intellectual property security agreement, except that the security interest shall apply only after the total debt to EBITDA ratio is greater than or equal to 1:50 to 1:00. We are subject to complying with certain financial covenants, including minimum trailing 12 month EBITDA levels, total debt to EBITDA ratio, a fixed charge coverage ratio and a consolidated senior secured debt to EBITDA ratio (each as more fully described in the second amended and restated revolving credit and term loan agreement). The second amended and restated revolving credit and term loan agreement contains customary affirmative and negative covenants and prohibits, among other things and subject to certain exceptions, the incurrence of additional debt, payment of other debt obligations, incurrence of liens, acquisitions of businesses, capital expenditures, sales of businesses or assets, payment of dividends, repurchases of our capital stock, making loans or advances and certain other restrictions. The exceptions to the foregoing include capital expenditures of up to $20 million in any fiscal year and our right to repurchase up to $100 million of our outstanding capital stock, each subject to certain conditions set forth in the second amended and restated revolving credit and term loan agreement. The second amended and restated revolving credit and term loan agreement also contains customary events of default including, among others, payment defaults, breaches of covenants, bankruptcy and insolvency events, cross defaults with certain material indebtedness, judgment defaults, change of control and breaches of representations and warranties.

Seller Notes

In July 2013, our wholly owned subsidiary, RetailMeNot, France, issued seller notes payable, or Ma-Reduc Notes, in connection with our acquisition of ABCYNE. The Ma-Reduc Notes had an aggregate principal amount of €3.75 million, translated to $5.2 million on our balance sheet as of December 31, 2013 and matured in July 2014. The Ma-Reduc Notes were repaid in full in July 2014.

In March 2013, we issued seller notes payable, Actiepagina Notes, in connection with our acquisition of Actiepagina B.V. The Actiepagina Notes had an aggregate principal amount of $1.2 million and matured in September 2014. The Actiepagina Notes were repaid in full in September 2014.

Other Notes

In conjunction with our acquisition of Miwim (Bons-de-Reduction.com and Poulpeo.com) in May 2012, we entered into deferred compensation arrangements with the former owners of Miwim, at which time we issued promissory notes, or the Miwim Notes, with an aggregate principal amount $3.5 million. We paid $1.75 million of the principal, along with accompanying interest, during 2013, and we paid the remaining $1.75 million upon maturity in May 2014.

Future maturities of debt as of December 31, 2014 are as follows (in thousands):

Year Ended December 31,
2015	10,000
2016	10,000
2017	10,000
2018	10,000
2019	10,000

$50,000

Debt Issuance Costs

Amortization of deferred financing costs was $0.4 million, $0.4 million and $0.6 million during the years ended December 31, 2014, 2013 and 2012, respectively. In addition, during the years ended December 31, 2014 and 2013, we recognized $0.2 million and $0.6 million write-offs, respectively, of unamortized deferred financing costs associated with amendments to our senior debt facility.

8. Commitments and Contingencies

Operating Leases

We lease office space, including our corporate headquarters in Austin, Texas, under non-cancelable operating leases. Rent expense under these operating leases was $4.9 million, $3.2 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

We are responsible for paying our proportionate share of the actual operating expenses and real estate taxes under certain of these lease agreements. These operating expenses are not included in the table below. Future minimum lease payments under non-cancelable operating leases (including rent escalation clauses) with terms in excess of one year as of December 31, 2014 are as follows (in thousands):

Year Ended December 31,
2015	$3,454
2016	3,470
2017	3,520
2018	3,530
2019	3,625
Thereafter	4,971

$22,570

Contractual Obligations

As of December 31, 2014, we had purchase obligations of approximately $5.0 million that primarily relate to contracts for non-cancellable services. The obligations are due and payable as follows (in thousands):

Year Ended December 31,
2015	$4,313
2016	490
2017	245
2018	—
2019	—

$5,048

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

9. Stockholders’ Equity and Stock-Based Compensation

Common Stock

All share and per share information for all periods presented has been adjusted to reflect the effect of a four-for-one reverse stock split in June 2013. Our certificate of incorporation authorizes shares of stock as follows: 150,000,000 shares of Series 1 common stock, 6,107,494 shares of Series 2 common stock, and 10,000,000 shares of preferred stock. The common and preferred stock have a par value of $0.001 per share. As of December 31, 2014 and 2013, 54,253,452 and 46,569,376 shares of Series 1 common stock were outstanding, respectively. As of December 31, 2014 and 2013, zero and 6,107,494 shares of Series 2 common stock were outstanding, respectively.

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

2013 Equity Incentive Plan

Under our 2013 Plan, the following awards types may be granted: stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards. To date we have granted non-statutory stock options and restricted stock units. Restricted stock units represent rights to receive shares of our Series 1 common stock (or their value in cash) at a future date without payment of a purchase price. Holders of restricted stock units have no voting rights or rights to receive cash dividends unless and until shares of Series 1 common stock are issued in settlement of such awards. The compensation committee of our board of directors, or a committee appointed by the compensation committee, determines the term of the option, option price, number of shares for which each option and restricted stock unit is granted, whether restrictions will be imposed on the shares subject to the option or restricted stock unit, and the vesting period for each option and restricted stock unit. Awards granted under the 2013 Plan generally vest over four years. The term of each option is no more than ten years from grant date.

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

Stock-based compensation expense for all employee share-based payment awards is based upon the grant date fair value. We recognize compensation costs, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for differences in actual forfeitures from our previous estimates. We recorded $24.5 million, $10.5 million and $4.0 million of stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively. We include stock-based compensation expense in cost and expenses consistent with the classification of respective employees’ cash compensation in the consolidated statements of operations.

The fair value of stock options granted during the years ended December 31, 2014, 2013 and 2012 was estimated on the grant date using the Black-Scholes-Merton option pricing model. The weighted-average assumptions for stock options granted are outlined in the following table:

	Year Ended December 31,
	2014	2013	2012
Expected volatility	56.39%	60.27%	64.46%
Expected term (in years)	6.0	6.0	6.0
Risk-free rate of return	1.94%	1.34%	0.95%
Expected dividend yield	—	—	—

Due to our short history as a public company, our expected volatility is based on the volatility of comparable publicly traded entities. The expected term represents the period of time the stock options are expected to be outstanding and is based on the “simplified method”. We used the “simplified method” due to the lack of sufficient historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected life of the stock options. The risk-free interest rate assumptions we use are based on observed market interest rates appropriate for the term of our stock options.

The following tables summarize the stock option activity of our 2007 Plan and 2013 Plan for the years ended December 31, 2014, 2013 and 2012:

Stock Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual (Years)	Aggregate Intrinsic Value (in thousands)	Weighted- Average Fair Value (per share)
Outstanding at December 31, 2011	2,475,212	$2.63	9.4	$8,443	$1.71
Granted	2,441,553	11.59			6.70
Exercised	(102,599)	2.45			1.61
Forfeited	(141,656)	4.28			2.56

Outstanding at December 31, 2012	4,672,510	$7.26	9.0	$52,588	$4.29
Granted	1,983,785	22.06			12.29
Exercised	(544,852)	3.70			3.54
Forfeited	(416,620)	11.46			7.05

Outstanding at December 31, 2013	5,694,823	$12.45	8.4	$94,474	$8.03
Granted	863,600	32.46			17.50
Exercised	(1,453,809)	8.00			5.31
Forfeited	(432,285)	19.36			11.53

Outstanding at December 31, 2014	4,672,329	$16.90	7.9	$15,799	$10.30

Vested at December 31, 2014 and expected to vest	4,546,124	$16.67	7.8	$15,796
Exercisable at December 31, 2014	3,549,487	$13.11	7.6	$11,473

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2014, 2013 and 2012, respectively. The aggregate intrinsic value is determined by the fair value of our common stock and the per-share grant price.

The following table summarizes the restricted stock unit activity of the 2014 Plan for the years ended December 31, 2014 and 2013:

Restricted Stock Units	Number of Shares	Weighted- Average Remaining Vesting Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	—	—	$—
Granted	54,579
Issued	(500)
Cancelled or Expired	—

Outstanding at December 31, 2013	54,079	3.7	$1,557
Granted	1,621,593
Issued	(19,040)
Cancelled or Expired	(107,212)

Outstanding at December 31, 2014	1,549,420	1.8	$22,653

Outstanding at December 31, 2014 and expected to vest	1,416,509	1.8	$20,709

The weighted average fair value at the date of grant for restricted stock units was $30.35 and $31.88 for the years ended December 31, 2014 and 2013, respectively.

The following table summarizes additional stock option and restricted stock unit values (in thousands):

	Year Ended December 31,
	2014	2013	2012
Intrinsic value of stock options exercised	$39,641	$10,663	$788
Intrinsic value of restricted stock units that vested	310	17	—
Grant date fair value of stock options exercised	7,720	1,929	165
Grant date fair value of restricted stock units that vested	567	17	—

As of December 31, 2014, $61.3 million of total unrecognized compensation cost related to stock options and restricted stock units is expected to be recognized over a weighted-average period of 2.9 years. As of December 31, 2014, 3,948,942 shares of our Series 1 common stock were available for grant under the 2013 Plan.

As of December 31, 2014, we had reserved shares of common stock for future issuance as follows (in thousands):

2007 Stock Incentive Plan	3,411
2013 Stock Incentive Plan	6,762
2013 Employee Stock Purchase Plan	976

11,149

10. Earnings Per Share

Basic and diluted net income per common share is presented in conformity with the two-class method required for participating securities. Prior to our initial public offering, holders of preferred stock were each entitled to receive cumulative dividends payable prior and in preference to any dividends on any shares of our common stock. In the event a dividend was paid on common stock, the holders of preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). Accordingly, all of our outstanding series of preferred stock were considered to be participating securities. The holders of our preferred stock did not have a contractual obligation to share in our losses; therefore, no amount of total undistributed loss is allocated to preferred stock.

The rights of the holders of Series 1 and Series 2 common stock are identical, except with respect to voting. Each share of Series 1 and Series 2 common stock is entitled to one vote per share; however holders of Series 2 common stock are not entitled to vote in connection with the election of the members of our board of directors. Shares of Series 2 common stock may be converted into shares of Series 1 common stock at any time at the option of the stockholder. As of December 31, 2014, no shares of Series 2 common stock were outstanding.

Under the two-class method, basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period preferred stock dividends, between common stock and preferred stock. In computing diluted net income attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding, including potential dilutive shares of common stock assuming the dilutive effect of outstanding stock options and warrants using the treasury stock method or if-converted method, whichever is more dilutive.

The following table sets forth the computation of basic and diluted earnings per share of common stock (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Net income	$26,965	$31,530	$25,993
Preferred stock dividends on participating preferred stock	—	(19,928)	(24,577)

Total undistributed earnings	26,965	11,602	1,416
Undistributed earnings allocated to participating preferred stock	—	(5,998)	(1,390)

Net income attributable to common stockholders	$26,965	$5,604	$26

Weighted average common shares outstanding:
Basic	53,792	23,074	841
Diluted	55,311	25,742	2,277
Net loss per share attributable to common stockholders:
Basic	$0.50	$0.24	$0.03

Diluted	$0.49	$0.23	$0.03

The following common equivalent shares were excluded from the diluted net income per share calculation, as their inclusion would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2014	2013	2012
Stock options	1,538	112	—
Restricted stock units	839	—	—
Employee Stock Purchase Plan shares	34	—	—

Total	2,411	112	—

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market deposit accounts	$170,196	$—	$—	$170,196
Liabilities:
Foreign exchange forward contract	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Money market deposit account	$872	$—	$—	$872
Liabilities:
Interest rate swap agreement	$—	$12	$—	$12

Money market funds are reported on our consolidated balance sheets as cash and cash equivalents, and derivative instruments are reported on our consolidated balance sheets as accrued expenses and other current liabilities. The fair value of our derivative instruments has been determined using pricing models that take into account the underlying contract terms, as well as all applicable inputs, such as interest rate yield curves and currency rates. Our other financial instruments consist primarily of accounts receivable, accounts payable, accrued liabilities and notes payable. The carrying value of these assets and liabilities approximate their respective fair values as of December 31, 2014 and 2013 due to the short-term maturities, or in the case of our long-term notes payable, based on the variable interest rate feature. As of December 31, 2014, 2013 and 2012 no significant fair value adjustments were required for nonfinancial assets and liabilities.

12. Income Taxes

The components of pretax income for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$37,671	$42,189	$38,595
Foreign	8,717	8,232	3,758

Total	$46,388	$50,421	$42,353

The components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$16,291	$16,627	$14,773
State	1,312	1,187	836
Foreign	5,989	3,905	2,547

Total current	23,592	21,719	18,156
Deferred:
Federal	(3,090)	(1,161)	(550)
State	(384)	65	—
Foreign	(695)	(1,732)	(1,246)

Total deferred	(4,169)	(2,828)	(1,796)

Total provision for income taxes	$19,423	$18,891	$16,360

Cash paid for taxes was $10.2 million, net of refunds, during 2014. Cash paid for taxes was $16.1 million and $22.1 million during 2013 and 2012, respectively.

Our provision for income taxes attributable to continuing operations differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Tax at U.S. statutory rate	$16,236	$17,647	$14,824
State tax provision, net of federal benefit	882	999	543
Stock-based compensation	661	1,701	1,031
Foreign tax rate differential	(2,734)	(1,038)	(421)
Research and development credits	(2,026)	(649)	—
Tax effects of corporate restructuring	3,475	—	—
Non-deductible expenses	1,640	1,053	678
Net increase (decrease) in valuation allowance	999	—	—
Other	290	(822)	(295)

Income tax provision	$19,423	$18,891	$16,360

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Reserves and allowances	$2,358	$1,461
Tax carryforwards	1,332	772
Accrued expenses	1,319	1,033
Stock-based compensation	7,248	1,910
Deferred rent	1,360	756
Other	711	820

Total deferred tax assets	14,328	6,752

Deferred tax liabilities:
Property and equipment	(3,550)	(1,842)
Intangibles	(8,769)	(10,534)
Other	(777)	(920)

Total deferred tax liabilities	(13,096)	(13,296)
Valuation allowance	(999)	—

Net deferred tax asset (liability)	$233	$(6,544)

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

A valuation allowance is established if, based on the Company’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized. We recorded a valuation allowance of approximately $1.0 million at December 31, 2014, related to the uncertainty of the utilization of certain state research and development tax credit carryforwards.

As of December 31, 2014, we had federal net operating loss carryforwards of $0.9 million, federal research and development tax credit carryforwards of $22,000 and state research and development tax credit carryforwards of $1.3 million. These carryforwards expire between 2031 and 2034 if not utilized. As of December 31, 2014 and 2013, no provision has been made for U.S. income taxes and foreign withholding taxes related to undistributed earnings of our foreign subsidiaries, as those earnings are considered to be permanently reinvested outside the United States. As of December 31, 2014, we did not have an unrecognized deferred tax liability related to undistributed earnings of our foreign subsidiaries, as we have incurred foreign taxes during our 2014 global corporate restructuring which, if repatriated, would generate foreign tax credits sufficient to reduce additional taxes on repatriated earnings. As of December 31, 2013, the unrecognized deferred tax liability related to undistributed earnings of our foreign subsidiaries was $3.5 million.

The exercise of certain of our stock options results in taxable compensation, which is includable in the taxable income of the exercising option holder and which we can deduct from our taxable income for federal and state income tax purposes. Such compensation results from increases in the fair value of our common stock subsequent to the date of grant of the exercised stock options. Option-related excess tax benefits (tax deduction over cumulative book deduction) are recorded as an increase to additional paid-in capital, while option-related tax deficiencies (cumulative book deduction over tax deduction) are recorded as a decrease to additional paid-in capital to the extent of our additional paid-in capital option pool, then to the income tax provision. During the years ended December 31, 2014 and 2013, we recorded increases to additional paid-in capital of $11.1 million and $2.0 million, respectively, offset by reductions in current taxes payable.

We follow the guidance on accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2014 and 2013 were as follows, excluding interest and penalties (in thousands):

Balance at December 31, 2012	$—
Increases for tax positions related to the current year	282
Increases for tax positions related to prior years	948

Balance at December 31, 2013	$1,230
Increases for tax positions related to the current year	2,269
Increases for tax positions related to prior years	513
Decreases for tax positions related to prior years	(73)
Lapses in statutes of limitations	(10)

Balance at December 31, 2014	$3,929

Included in the balance of unrecognized tax benefits at December 31, 2014 are $0.3 million of unrecognized tax benefits that are offset against related deferred tax assets for which a valuation allowance exists. If we were to recognize the unrecognized tax benefits, the benefit would be offset by a change in the valuation allowance and would not have an impact on the effective tax rate.

Our practice is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. In 2014, 2013 and 2012, we recognized interest and penalties of $0.1 million, $0.3 million, and $0.0 million, respectively, within income tax expense on our consolidated statements of operations. Amounts for interest and penalties accrued are included within the related tax liability line in the consolidated balances sheets and were $0.4 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. As of December 31, 2014, in the United States, the tax years 2011 through 2014 remain open to examination in the federal jurisdiction and most state jurisdictions. The Internal Revenue Service has not conducted an examination for any tax year. Additionally, various foreign income tax returns are subject to examinations for years 2011 through 2014. For uncertain tax positions as of December 31, 2014, we do not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease within the coming year.

As of December 31, 2014, the unamortized tax effects of corporate restructuring transactions of $0.8 million and $2.3 million are included within “Prepaids and other current assets, net “ and “Other assets, net,” respectively, on the consolidated balance sheet. As of December 31, 2014, the estimated future amortization of the tax effects of corporate restructuring transactions to income tax expense is $0.8 million for 2015 and $2.3 million, cumulatively, for the years 2016 through 2020. These amounts exclude the benefits, if any, for tax deductions in other jurisdictions that we may be entitled to as a result of the related corporate restructuring transactions.

13. Domestic and Foreign Operations

The Company has operations in the U.S. and Europe. Information about these operations is presented below (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net Revenues:
U.S.	$206,865	$166,532	$119,986
United Kingdom	36,752	31,296	21,357
Other International	21,066	12,008	3,342

Total Net Revenues	$264,683	$209,836	$144,685

	As of December 31,
	2014	2013
Identifiable tangible long-lived assets:
U.S.	$15,494	$8,989
United Kingdom	753	856
Other International	702	472

Total identifiable tangible long-lived assets	$16,949	$10,317

Net revenues attributed to the U.S. and international geographies are based upon the country in which the selling subsidiary of the Company is located.

Identifiable tangible long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned.

14. Employee Benefit Plans

401(k) Plan

We have established a tax-qualified employee savings and retirement plan for all employees in the U.S. who satisfy certain eligibility requirements, including requirements relating to age and length of service. Under our

401(k) plan, employees may elect to reduce their current compensation by up to the statutory limit, $17,500 in 2014 and 2013, and have us contribute the amount of this reduction to the 401(k) plan. During 2012, we began matching up to 58% of employee contributions, but not exceeding $8,750 per employee. Our contributions for the years ended December 31, 2014, 2013 and 2012 were $1.3 million, $0.9 million and $0.4 million, respectively.

15. Subsequent Events

On February 5, 2015 our board of directors authorized the repurchase of up to $100 million worth of shares of our Series 1 common stock over a period of up to 24 months.

16. Selected Quarterly Financial Data (unaudited)

	For the Three Months Ended:
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except per share amounts)
Net revenues	$40,561	$43,401	$47,350	$78,524	$61,270	$59,506	$56,470	$87,437
Gross margin	37,973	40,529	44,075	74,210	56,840	54,858	51,872	82,496
Net income	6,975	5,123	5,593	13,839	6,075	4,326	2,528	14,036
Net income (loss) attributable to common stockholders	20	(999)	(2,159)	13,839	6,075	4,326	2,528	14,036
Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$(0.68)	$(0.06)	$0.27	$0.11	$0.08	$0.05	$0.26
Diluted	$0.02	$(0.68)	$(0.06)	$0.26	$0.11	$0.08	$0.05	$0.26
Weighted-average number of shares used in computing net income (loss) per share:
Basic	1,000	1,466	38,235	50,879	53,149	53,791	53,999	54,160
Diluted	2,965	1,466	38,235	53,368	55,562	55,377	55,086	55,041

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement for the purchase of RetailMeNot.com, dated November 24, 2010.	DRS	377-00145	2.1	April 5, 2013

2.2	Agreement Relating to the Sale and Purchase of the Entire Issued Share Capital of eConversions Limited, dated August 15, 2012.	DRS	377-00145	2.2	April 5, 2013

3.1.1	Fifth Amended and Restated Certificate of Incorporation dated May 9, 2013.	DRS	377-00145	3.1.1	April 5, 2013

3.1.2	Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation, dated September 12, 2013.	DRS	377-00145	3.1.2	April 5, 2013

3.1.3	Second Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation, dated March 8, 2013.	DRS	377-00145	3.1.3	April 5, 2013

3.1.4	Third Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation, dated April 4, 2013.	DRS	377-00145	3.1.4	April 5, 2013

3.1.5	Fourth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation, dated June 12, 2013.	S-1	333-189397	3.1.5	June 17, 2013

3.2	Form of Sixth Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-189397	3.2	July 8, 2013

3.3	Bylaws of the Registrant.	S-1/A	333-189397	3.4	July 8, 2013

4.1.1	Third Amended and Restated Investors’ Rights Agreement dated October 28, 2012.	DRS	377-00145	4.1.1	April 5, 2013

4.1.2	Amendment to Third Amended and Restated Investors’ Rights Agreement dated May 10, 2013.	DRS	377-00145	4.1.2	April 5, 2013

4.1.3	Second Amendment to Third Amended and Restated Investors’ Rights Agreement and Waiver of Registration Rights dated December 6, 2013.	S-1/A	333-192632	4.1.3	December 9, 2013

4.2.1	Third Amended and Restated Right of First Refusal and Co-Sale Agreement dated October 28, 2012.	DRS	377-00145	4.2.1	April 5, 2013

4.2.2	Amendment to Third Amended and Restated Right of First Refusal and Co-Sale Agreement dated May 10, 2013.	DRS	377-00145	4.2.2	April 5, 2013

4.3.1	Third Amended and Restated Voting Agreement dated October 28, 2012.	DRS	377-00145	4.3.1	April 5, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

4.3.2	Amendment to Third Amended and Restated Voting Agreement dated May 10, 2013.	DRS	377-00145	4.3.2	April 5, 2013

4.3.3	Voting Agreement dated July 5, 2013.	S-1/A	333-189397	4.3.3	July 8, 2013

10.1	Form of Indemnification Agreement for directors and officers.	DRS/A	377-00145	10.1	May 13, 2013

10.2.1†	2007 Stock Plan and forms of agreement thereunder.	DRS/A	377-00145	10.2.1	May 13, 2013

10.2.2†	First Amendment to the 2007 Stock Plan.	DRS	377-00145	10.2.2	April 5, 2013

10.2.3†	Second Amendment to the 2007 Stock Plan.	DRS	377-00145	10.2.3	April 5, 2013

10.2.4†	Third Amendment to the 2007 Stock Plan.	DRS	377-00145	10.2.4	April 5, 2013

10.2.5†	Fourth Amendment to the 2007 Stock Plan.	DRS	377-00145	10.2.5	April 5, 2013

10.2.6†	Fifth Amendment to the 2007 Stock Plan.	DRS	377-00145	10.2.6	April 5, 2013

10.2.7†	Sixth Amendment to the 2007 Stock Plan.	DRS	377-00145	10.2.7	April 5, 2013

10.3†	Form of the Registrant’s 2013 Bonus Plan for Officers dated May 22, 2013.	DRS	377-00145	10.3	April 5, 2013

10.4.1	Term Loan Agreement by and among Comerica Bank, as administrative agent for the lenders named therein, and the Registrant et al, dated November 24, 2010.	DRS	377-00145	10.4.1	April 5, 2013

10.4.2	First Amendment to Term Loan Agreement.	DRS	377-00145	10.4.2	April 5, 2013

10.4.3	Second Amendment to Term Loan Agreement.	DRS	377-00145	10.4.3	April 5, 2013

10.4.4	Third Amendment to Term Loan Agreement.	DRS	377-00145	10.4.4	April 5, 2013

10.4.5	Fourth Amendment to Term Loan Agreement.	DRS	377-00145	10.4.5	April 5, 2013

10.4.6	Fifth Amendment to Term Loan Agreement.	DRS	377-00145	10.4.6	April 5, 2013

10.4.7	Sixth Amendment to Term Loan Agreement.	DRS	377-00145	10.4.7	April 5, 2013

10.4.8	Amended and Restated Revolving Credit and Term Loan Agreement by and among Comerica Bank, as administrative agent for the lenders named therein, and the Registrant et al, dated July 1, 2013.	S-1/A	333-189397	10.4.8	July 18, 2013

10.4.8.1	First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated December 11, 2013.	S-1/A	333-192632	10.4.8.1	December 11, 2013

10.4.8.2	Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated February 26, 2014.	8-K	001-36005	1.1	March 3, 2014

10.4.8.3	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated December 23, 2014.	8-K	001-36005	1.1	December 29, 2014

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.4.9	Security Agreement by and among Comerica Bank, as administrative agent for the lenders named therein, the Registrant, Spectrawide Acquisition Co., LLC, CSB Acquisition Co., LLC, CLTD Acquisition Co., LLC, Smallponds, LLC, Deals.com, LLC, RNOT, LLC and WSM CV, LLC, dated July 1, 2013.	S-1/A	333-189397	10.4.9	July 18, 2013

10.5	Intellectual Property Security Agreement by and among the Registrant, Comerica Bank, Spectrawide Acquisition Co., LLC, Spectrawide Inc., CSB Acquisition Co., LLC, CLTD Acquisition Co., LLC, Smallponds, LLC, Deals.com, LLC and RMN Acquisition Co., LLC, dated November 24, 2010.	DRS	377-00145	10.5	April 5, 2013

10.5.1	Intellectual Property Security Agreement by and among Comerica Bank, as administrative agent for the lenders named therein, the Registrant, Spectrawide Acquisition Co., LLC, CSB Acquisition Co., LLC, CLTD Acquisition Co., LLC, Smallponds, LLC, Deals.com, LLC, RNOT, LLC and WSM CV, LLC, dated July 1, 2013.	S-1/A	333-189397	10.5.1	July 18, 2013

10.6.1	Lease Agreement by and between the Registrant and NOP 301 Congress LP, dated May 24, 2012.	DRS	377-00145	10.6.1	April 5, 2013

10.6.2	Amendment No. 1 to Lease Agreement by and between the Registrant and NOP 301 Congress LP, dated November 14, 2012.	DRS	377-00145	10.6.2	April 5, 2013

10.6.3	Amendment No. 2 to Lease Agreement by and between the Registrant and NOP 301 Congress LP, dated November 9, 2013.	DRS	377-00145	10.6.3	April 5, 2013

10.6.4	Amendment No. 3 to Lease Agreement by and between the Registrant and NOP 301 Congress LP, dated January 21, 2013.	S-1/A	333-189397	10.6.4	July 16, 2013

10.7.1	Counterpart Lease Agreement by and among Northburgh House Limited, eConversions Limited and RetailMeNot UK Ltd., dated June 24, 2012.	DRS	377-00145	10.7.1	April 5, 2013

10.7.2	Termination of Lease Agreement by and among Northburgh House Limited, eConversions Limited and RetailMeNot UK Ltd., dated February 1, 2013, and effective as of August 10, 2013.	DRS	377-00145	10.7.2	April 5, 2013

10.8.1	Underlease, dated 1/10/07, amongst Billingford Investments Limited, Braiseworth Investments Limited and Carlton Communications Limited, dated January 10, 2007.	DRS	377-00145	10.8.1	April 5, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.8.2	Agreement for the Assignment of the Underlease, between Carlton Communications Limited and the Registrant, dated March 11, 2013.	DRS	377-00145	10.8.2	April 5, 2013

10.9.1	Lease Agreement by and between MIWIMMO, Société Civile Immobilière (a real estate company) and MIWIM, Société à Responsabilité Limitée (a limited liability company), dated September 23, 2009.	DRS	377-00145	10.9.1	April 5, 2013

10.9.2	Amendment to Lease by and between MIWIMMO, Société Civile Immobilière (a real estate company) and MIWIM, Société à Responsabilité Limitée (a limited liability company), dated December 31, 2010.	DRS	377-00145	10.9.2	April 5, 2013

10.10†	Employment Agreement between the Registrant and G. Cotter Cunningham, dated effective as of March 1, 2013.	DRS	377-00145	10.10	April 5, 2013

10.11†	Employment Agreement between the Registrant and Kelli A. Beougher, dated effective as of March 1, 2013.	DRS	377-00145	10.11	April 5, 2013

10.12†	Employment Agreement between the Registrant and Douglas C. Jeffries, dated effective as of March 1, 2013.	DRS	377-00145	10.12	April 5, 2013

10.13†	Employment Agreement between the Registrant and Paul M. Rogers, dated effective as of March 1, 2013.	DRS	377-00145	10.13	April 5, 2013

10.14†	Employment Agreement between the Registrant and Louis J. Agnese, III, dated effective as of March 1, 2013.	DRS	377-00145	10.14	April 5, 2013

10.14.1†	Amendment to Employment Agreement between the Registrant and Louis J. Agnese, III dated effective as of October 15, 2013.	S-1	333-192632	10.14.1	December 2, 2013

10.14.2	Second Amendment to Employment Agreement between the Registrant and Louis J. Agnese, III dated effective as of February 13, 2013.	10-K	001-36005	10.14.2	February 18, 2014

10.15†	Employment Agreement between the Registrant and Jagjit S. Bath, dated effective as of March 1, 2013.	DRS	377-00145	10.15	April 5, 2013

10.16†	Employment Agreement between the Registrant and Jillian L. Balis, dated effective as of March 1, 2013.	DRS	377-00145	10.16	April 5, 2013

10.17	Commission Junction Publisher Service Agreement dated November 16, 2010, as assigned to RNOT, LLC pursuant to the Assignment and Assumption Amendment dated November 24, 2010.	DRS	377-00145	10.17	April 5, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.18	LinkShare Corporation Publisher Membership Agreement, as assigned to the Registrant and RNOT, LLC pursuant to the Consent to Assignment of Agreement dated November 24, 2010.	DRS	377-00145	10.18	April 5, 2013

10.19†	2013 Equity Incentive Plan.	S-1/A	333-189397	10.20	July 8, 2013

10.20†	2013 Employee Stock Purchase Plan.	S-1/A	333-189397	10.21	July 8, 2013

10.21†	Board Offer Letter between the Registrant and Brian H. Sharples, dated as of July 11, 2012.	DRS/A	377-00145	10.22	May 13, 2013

10.22†	Board Offer Letter between the Registrant and Greg J. Santora, dated as of April 24, 2013.	DRS/A	377-00145	10.23	May 13, 2013

10.23†	Employment Agreement between the Registrant and Steven T. Pho, dated effective as of March 1, 2013.	S-1	333-192632	10.24	December 2, 2013

10.23.1†	Amendment to Employment Agreement between the Registrant and Steven T. Pho, dated effective as of October 15, 2013.	S-1	333-192632	10.24.1	December 2, 2013

10.23.2	Second Amendment to Employment Agreement between Registrant and Steven T. Pho, dated effective as of February 13, 2013.	10-K	001-36005	10.23.2	February 18, 2014

10.24†	Board Offer Letter between the Registrant and Gokul Rajaram, dated as of September 13, 2013.	10-K	001-36005	10.24	February 18, 2014

10.25†	RetailMeNot, Inc. 2013 Bonus Plan (Director Level & Up).	10-K	001-36005	10.25	February 18, 2014

10.26†	RetailMeNot, Inc. 2014 Bonus Plan.	8-K	001-36005	10.1	February 18, 2014

10.27†	Board Offer Letter between the Registrant and Eric Korman, dated as of August 8, 2014.

14.1	Code of Business Conduct and Ethics.

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 77 to this Annual Report on Form 10-K).

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

†	Management contract, compensatory plan or arrangement.