Form 10-Q
period 2015-03-31
RetailMeNot, Inc.
filed 2015-05-07
CIK 1475274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,328,513 shares of Series 1 Common Stock, $0.001 par value per share as of April 30, 2015.

RETAILMENOT, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

RETAILMENOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of March 31, 2015	As of December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$280,315	$244,482
Accounts receivable (net of allowance for doubtful accounts of $2,241 and $2,356 at March 31, 2015 and December 31, 2014, respectively)	45,521	69,603
Prepaid assets and other current assets, net	14,244	14,930

Total current assets	340,080	329,015
Property and equipment, net	17,903	16,949
Intangible assets, net	67,247	70,819
Goodwill	174,628	176,927
Other assets, net	4,885	5,394

Total assets	$604,743	$599,104

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,655	$5,482
Accrued compensation and benefits	6,327	12,138
Accrued expenses and other current liabilities	8,389	6,110
Income taxes payable	3,016	9,032
Current maturities of long term debt	10,000	10,000

Total current liabilities	32,387	42,762
Deferred tax liability—noncurrent	4,991	3,404
Long term debt	70,000	40,000
Other noncurrent liabilities	8,008	8,183

Total liabilities	115,386	94,349

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Series 1 common stock: $0.001 par value, 150,000,000 shares authorized; 53,410,980 and 54,253,452 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	53	54
Series 2 common stock: $0.001 par value, 6,107,494 shares authorized; zero shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	500,896	517,421
Accumulated other comprehensive loss	(4,873)	(1,942)
Accumulated deficit	(6,719)	(10,778)

Total stockholders’ equity	489,357	504,755

Total liabilities and stockholders’ equity	$604,743	$599,104

See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net revenues	$60,384	$61,270
Costs and expenses:
Cost of net revenues	5,346	4,430
Product development	13,320	10,706
Sales and marketing	21,641	21,172
General and administrative	9,570	9,347
Amortization of purchased intangible assets	2,626	3,443
Other operating expenses	765	1,348

Total cost and expenses	53,268	50,446

Income from operations	7,116	10,824
Other income (expense):
Interest expense, net	(421)	(531)
Other income (expense), net	(243)	28

Income before income taxes	6,452	10,321
Provision for income taxes	(2,393)	(4,246)

Net income	$4,059	$6,075

Net income per share:
Basic	$0.08	$0.11

Diluted	$0.07	$0.11

Weighted average number of common shares used in computing net income per share:
Basic	54,029	53,149

Diluted	55,035	55,562

See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$4,059	$6,075
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(2,931)	480

Comprehensive income	$1,128	6,555

See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$4,059	$6,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,926	4,204
Stock-based compensation expense	6,813	5,014
Deferred income tax expense (benefit)	1,698	(4)
Excess income tax benefit from stock-based compensation and other	(755)	(8,314)
Non-cash interest expense	102	97
Amortization of deferred compensation	768	1,347
Other non-cash losses, net	1,038	55
Provision for doubtful accounts receivable	(252)	375
Changes in operating assets and liabilities:
Accounts receivable, net	23,142	15,567
Prepaid expenses and other current assets, net	(843)	(987)
Accounts payable	376	(1,977)
Accrued expenses and other current liabilities	(10,084)	(3,975)
Other noncurrent assets and liabilities	634	830

Net cash provided by operating activities	30,622	18,307

Cash flows from investing activities:
Purchase of property and equipment	(2,332)	(2,393)
Purchase of other assets	(2)	—

Net cash used in investing activities	(2,334)	(2,393)

Cash flows from financing activities:
Proceeds from notes payable, net of issuance costs	29,950	—
Payments on notes payable	—	(1,750)
Proceeds from issuance of common stock, net of shares withheld for taxes	2,393	8,139
Excess income tax benefit from stock-based compensation and other	755	8,314
Payments of offering costs for follow-on offering	—	(64)
Payments for repurchase of common stock	(24,473)	(6)
Payments of principal on capital lease arrangements	(3)	(3)

Net cash provided by financing activities	8,622	14,630

Effect of foreign currency exchange rate on cash	(1,077)	41

Change in cash and cash equivalents	35,833	30,585
Cash and cash equivalents, beginning of period	244,482	165,881

Cash and cash equivalents, end of period	$280,315	$196,466

Supplemental disclosure of cash flow information
Interest payments	$—	$407
Income tax payments	$7,438	$4,906

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2014, which are included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other period.

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

Accounts Receivable, Net

Accounts receivable, net represent amounts due from retailers, primarily through various performance marketing networks, for commissions earned on consumer purchases and amounts due for premium placement advertising. We record an allowance for doubtful accounts in an amount equal to the estimated probable losses net of recoveries, which are based on an analysis of historical bad debt, current receivables aging and expected future write-offs of uncollectible accounts, as well as an assessment of specific identifiable accounts considered at risk or uncollectible. Accounts receivable are written off against the allowance for doubtful accounts when it is determined that the receivable is uncollectible.

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

We evaluate goodwill for impairment annually on October 1, during the fourth quarter of each year, or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. Events or circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or in legal factors, an adverse action or assessment by a regulator, a loss of key personnel, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, significant underperformance relative to operating performance indicators and significant changes in competition. The Company determined that no triggering events occurred during the three months ended March 31, 2015.

We evaluate the recoverability of goodwill using a two-step impairment process tested at our sole reporting segment level. In the first step, the fair value for our reporting unit is compared to our book value including goodwill. If the fair value is less than the book value, a second step is performed that compares the implied fair value of goodwill to the book value of the goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the sole reporting segment and the net fair value of the identifiable assets and liabilities excluding goodwill. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment charge in the consolidated statements of operations. We did not record any goodwill impairment charges during the three months ended March 31, 2015 and 2014.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the fee to the paid retailer, defined as a retailer with which we have a contract, is fixed or determinable and collectability of the resulting receivable is reasonably assured. For commission revenues, which represent the substantial majority of our net revenues, revenue recognition generally occurs when a consumer, having visited one of our websites and clicked on a digital offer for a paid retailer makes a purchase with such paid retailer, and completion of the order is reported to us by such paid retailer, either directly or through a performance marketing network. The reporting by the paid retailer includes the amount of commissions the paid retailer has calculated as owing to us. Certain paid retailers do not provide reporting until a commission payment is made. In those cases, which have historically not been significant, we record commission revenues on a cash basis. For advertising revenues, revenue recognition occurs when we display a paid retailer’s advertisements on our websites or mobile applications.

Multiple Element Arrangements. When we enter into revenue arrangements with certain paid retailers that are comprised of multiple deliverables, we allocate consideration to all deliverables based on the relative selling price method in accordance with the selling price hierarchy. The objective of the hierarchy is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis and requires the use of: (1) vendor-specific objective evidence, or VSOE, if available; (2) third-party evidence, or TPE, if VSOE is not available; and (3) best estimate of selling price, or BESP, if neither VSOE nor TPE is available.

VSOE. We determine VSOE based on our historical pricing and discounting practices for the specific service when sold separately. In determining VSOE, we require that a substantial majority of the stand-alone selling prices for these services fall within a reasonably narrow pricing range. We have not historically sold our services within a reasonably narrow pricing range. As a result, we have not been able to establish VSOE.

TPE. When VSOE cannot be established for deliverables in multiple element arrangements, we apply judgment with respect to whether we can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of services cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor services’ selling prices are on a stand-alone basis. As a result, we have not been able to establish selling price based on TPE.

BESP. When we are unable to establish selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis. BESP is generally used to allocate the selling price to deliverables in our multiple element arrangements. We determine BESP for deliverables by considering multiple factors including, but not limited to, prices we charge for similar offerings, market conditions, competitive landscape and pricing practices. We limit the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables.

If the facts and circumstances underlying the factors we considered change or should future facts and circumstances lead us to consider additional factors, both our determination of our relative selling price under the hierarchy and our BESPs could change in future periods.

We estimate and record a reserve based upon actual, historical return rates as reported to us by paid retailers to provide for end-user cancelations or product returns, which may not be reported by the paid retailer or performance marketing network until a subsequent date. As such, we report commission revenues net of the estimated returns reserve. Net revenues are reported net of sales taxes, where applicable.

Our payment arrangements with paid retailers are both direct and through performance marketing networks, which act as intermediaries between the paid retailers and us. No paid retailer individually accounted for more than 10% of net revenues or accounts receivable as of and for the three months ended March 31, 2015 and 2014.

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

Sales and Marketing Expense

Our sales and marketing expense consists of personnel costs for our sales, marketing, search engine optimization, search engine marketing and business analytics employees, as well as online, brand and other marketing expenses. Our online, brand and other marketing costs include search engine fees, advertising on social networks, television advertising, promotions, display advertisements, creative development fees, public relations, email campaigns, trade shows and other general marketing costs. Other costs include allocated facility and general information technology costs.

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

The Company may be subject to income tax audits by the respective tax authorities in any or all of the jurisdictions in which the Company operates or has operated within a relevant period, including the United States, the United Kingdom, France, Germany, and the Netherlands. Significant judgment is required in determining uncertain tax positions. We utilize a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. We adjust these reserves in light of changing facts and circumstances, such as the closing of an audit or the refinement of an estimate. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We include interest and penalties related to uncertain tax positions in the provision for income taxes on our consolidated statements of operations.

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

We have entered into a derivative instrument to hedge certain exposures of non-functional currency denominated intercompany loans and may enter into further such instruments in the future. We have not elected to apply hedge accounting or hedge accounting does not apply. Gains and losses resulting from a change in fair value for these derivatives are reflected in the period in which the change occurs and are recorded in other income (expense), net in our consolidated statement of operations. During the three months ended March 31, 2015, we recorded a gain of $1.0 million related to our foreign exchange derivative instrument, which settled on March 31, 2015. The fair value of our outstanding foreign exchange derivative instrument as of both March 31, 2015 and December 31, 2014, the dates on which we entered into those respective instruments, was $0.0 million. The notional amount of our outstanding foreign exchange derivative instrument as of both March 31, 2015 and December 31, 2014 was $9.0 million. We did not enter into any foreign exchange derivative instruments during the three months ended March 31, 2014.

We do not use financial instruments for trading or speculative purposes. Derivative instruments are recorded on the balance sheet at fair value and are short-term in duration. We are exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued new guidance that superseded previously existing revenue recognition requirements. The guidance provides a five-step process to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration expected in exchange for those goods and services. The guidance requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two retrospective application methods. Early adoption is not permitted. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating which of the two retrospective application methods we will use and the effect that the adoption of this guidance will have on our consolidated financial statements.

In April 2015, the FASB issued new guidance that amends the balance sheet presentation of debt issuance costs. The guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The guidance requires retrospective application and is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The guidance is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued new guidance clarifying whether a customer should account for a cloud computing arrangement as an acquisition of a software license or as a service arrangement by providing characteristics that a cloud computing arrangement must have in order to be accounted for as a software license acquisition. The guidance allows either retrospective or prospective application and is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The guidance is not expected to have a material impact on our consolidated financial statements.

3. Goodwill and Other Intangible Assets

Changes in our goodwill balance for the year ended December 31, 2014 and the three months ended March 31, 2015 are summarized in the table below (in thousands):

Balance at December 31, 2013	$179,659
Acquired in business combinations	75
Foreign currency translation adjustment	(2,807)

Balance at December 31, 2014	176,927
Acquired in business combinations	—
Foreign currency translation adjustment	(2,299)

Balance at March 31, 2015 (unaudited)	$174,628

Intangible assets consisted of the following as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	Weighted- Average Amortization Period (Months)	Estimated Useful Life (Months)	March 31, 2015 (unaudited)
			Gross	Accumulated Amortization	Net
Customer relationships	180	180	$16,079	$(4,696)	$11,383
Marketing-related	160	48-180	76,366	(23,930)	52,436
Contract-based	58	12-60	19,753	(16,325)	3,428
Technology-based	12	12	7,637	(7,637)	—

Total intangible assets			$119,835	$(52,588)	$67,247

	Weighted- Average Amortization Period (Months)	Estimated Useful Life (Months)	December 31, 2014
			Gross	Accumulated Amortization	Net
Customer relationships	180	180	$16,156	$(4,439)	$11,717
Marketing-related	160	48-180	77,379	(22,636)	54,743
Contract-based	58	12-60	19,808	(15,449)	4,359
Technology-based	12	12	7,773	(7,773)	—

Total intangible assets			$121,116	$(50,297)	$70,819

4. Commitments and Contingencies

Operating Leases

We lease office space, including our corporate headquarters in Austin, Texas, under non-cancelable operating leases. Rent expense under these operating leases was $1.3 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively.

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

5. Stockholders’ Equity and Stock-Based Compensation

Common Stock

Our certificate of incorporation authorizes shares of stock as follows: 150,000,000 shares of Series 1 common stock, 6,107,494 shares of Series 2 common stock and 10,000,000 shares of preferred stock. The common and preferred stock have a par value of $0.001 per share. As of March 31, 2015 and December 31, 2014, 53,410,980 and 54,253,452 shares of Series 1 common stock were outstanding, respectively. As of March 31, 2015 and December 31, 2014, zero shares of preferred stock and Series 2 common stock were outstanding.

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

Share Repurchase

On February 5, 2015, our board of directors authorized the repurchase of up to $100 million worth of shares of our Series 1 common stock over a period of up to 24 months. During the three months ended March 31, 2015, we repurchased 1,397,249 shares of Series 1 common stock at an aggregate purchase price of $24.5 million.

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

Stock-based compensation expense for all employee share-based payment awards is based upon the grant date fair value. We recognize compensation costs, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for differences in actual forfeitures from our previous estimates. We recorded stock-based compensation expense of $6.8 million and $5.0 million for the three months ended March 31, 2015 and 2014, respectively. We include stock-based compensation expense in cost and expenses consistent with the classification of respective employees’ cash compensation in our consolidated statements of operations. Individuals exercised 425,307 and 955,717 stock options during the three months ended March 31, 2015 and 2014, respectively.

The fair value of common stock options granted during the three months ended March 31, 2015 and 2014 was estimated on the grant date using the Black-Scholes-Merton option-pricing model. The weighted-average assumptions for stock options granted are outlined in the following table:

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Expected volatility	51.3%	56.8%
Expected term (in years)	6.0	6.0
Risk-free rate of return	1.8%	1.9%
Expected dividend yield	—	—

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

6. Earnings Per Share

The rights of the holders of Series 1 and Series 2 common stock are identical, except with respect to voting. Each share of Series 1 and Series 2 common stock is entitled to one vote per share; however holders of Series 2 common stock are not entitled to vote in connection with the election of the members of our board of directors. Shares of Series 2 common stock may be converted into shares of Series 1 common stock at any time at the option of the stockholder. As of March 31, 2015 and 2014, no shares of Series 2 common stock were outstanding.

The following table sets forth the computation of basic and diluted loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Numerator
Net income	$4,059	$6,075

Denominator
Weighted average common shares outstanding - basic	54,029	53,149
Dilutive effect of stock options, restricted stock units, and Employee Stock Purchase Plan shares	1,006	2,413

Weighted average common shares outstanding - diluted	55,035	55,562

Net income per share:
Basic	$0.08	$0.11

Diluted	$0.07	$0.11

The following common equivalent shares were excluded from the diluted net loss per share calculation, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Stock options	2,962	1,085
Restricted stock units	818	291
Employee Stock Purchase Plan shares	385	2

Total	4,165	1,378

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2015 (unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Money market deposit accounts	$175,284	$—	$—	$175,284
Liabilities:
Foreign exchange forward contract	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market deposit accounts	$170,196	$—	$—	$170,196
Liabilities:
Foreign exchange forward contract	$—	$—	$—	$—

Money market funds are reported on our consolidated balance sheets as cash and cash equivalents, and derivative instruments are reported on our consolidated balance sheets as accrued expenses and other current liabilities. The fair value of our derivative instruments has been determined using pricing models that take into account the underlying contract terms, as well as all applicable inputs, such as currency rates. The derivative instruments have a fair value of $0.0 million as of March 31, 2015 and December 31, 2014 because we entered into such instruments on those period-ending dates.

Our other financial instruments consist primarily of accounts receivable, accounts payable, accrued liabilities and notes payable. The carrying value of these assets and liabilities approximate their respective fair values as of March 31, 2015 and December 31, 2014 due to the short-term maturities, or in the case of our long-term notes payable, based on the variable interest rate feature. As of March 31, 2015 and December 31, 2014, no significant fair value adjustments were required for nonfinancial assets and liabilities.

8. Income Taxes

For the three months ended March 31, 2015 and 2014, we recorded income tax expense of $2.4 million and $4.2 million, resulting in an effective tax rate of 37.1% and 41.1%, respectively. As of March 31, 2015, our effective tax rate estimate for the year ended December 31, 2015 differed from the statutory rate primarily due to tax charges associated with, non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which are partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options. As of March 31, 2014, our effective tax rate estimate for the year ended December 31, 2014 differed from the statutory rate primarily due to tax charges associated with the implementation of our global corporate restructuring plan in the first fiscal quarter of 2014, non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which is partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2014 and subsequent reports on Form 8-K, which discuss our business in greater detail.

Overview

We operate the world’s largest marketplace for digital offers, connecting consumers with leading retailers and brands. In the year ended December 31, 2014, our marketplace featured digital offers from over 70,000 retailers and brands, and we had contracts with more than 10,000 retailers. According to our internal data compiled using Google Analytics, during the trailing twelve months ended March 31, 2015, we had more than 721 million total visits to our desktop and mobile websites. During the three months ended March 31, 2015, we averaged 18.4 million monthly mobile unique visitors. We own and operate the largest digital offer marketplaces in the U.S. (RetailMeNot.com) and the U.K. (VoucherCodes.co.uk) and the largest portfolio of digital offer websites in France (Bons-de-Reduction.com, Poulpeo.com and Ma-Reduc.com).

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

During the three months ended March 31, 2015 and 2014, the substantial majority of our net revenues were derived from commissions earned when consumers made purchases using digital offers featured on our websites and mobile applications. We expect that a majority of our net revenues in the future will continue to be derived from these commissions. Commission rates are determined through negotiations with retailers based on a variety of factors, including the level of exposure to consumers in our marketplace, the quality and volume of sales realized from consumers using digital offers from our marketplace, the category of products purchased using digital offers and whether the commission arrangement is entered into as part of an arrangement that includes other services such as premium advertising placements. We sell our solutions to retailers through a direct sales force.

During the three months ended March 31, 2015, we generated net revenues of $60.4 million, representing a decrease over the comparable prior year period of 1.4%. Net income decreased from $6.1 million for the three months ended March 31, 2014 to $4.1 million for the three months ended March 31, 2015. Adjusted EBITDA decreased from $21.4 million to $18.7 million over the comparable three-month period. See page 19 for further discussion of adjusted EBITDA, our use of this measure, the limitations of this measure as an analytical tool, and the reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP financial measure.

We believe that featuring desirable digital offers is necessary to attract visitors to our marketplace, which includes our websites, mobile applications and email, mobile alerts and social media distribution channels. In addition to increasing the number of visitors to our marketplace, we are focused on increasing the rate and frequency at which these visitors make purchases from retailers whose digital offers are featured in our marketplace. To meet these challenges, we are focused on a combination of marketing strategies, including pay-per-click advertising, search engine optimization, branding campaigns and e-mail and mobile alerts, with a goal of driving visits to our marketplace as well as increasing the exposure of the digital offer category. We are also investing in product enhancements to make it easier for consumers visiting our marketplace to search and find the right digital offers and in expanding the types of digital offers available to consumers on our marketplace. We believe these enhancements will increase consumers’ interactions with our retailers, which will in turn increase the value we are able to provide to our retailers.

We intend to achieve future success by continuing to focus on improving the monetization of our websites and mobile applications. Since the launch of our mobile websites and mobile applications, traffic to these properties has increased significantly. Mobile traffic generally monetizes at a lower rate than desktop traffic. We believe the comparatively lower rate of monetization primarily results from the following: (1) mobile visits tend to be more exploratory in nature, due to both lower purchase intent than desktop visits and difficulties in navigating from our mobile websites and applications to retailer websites, (2) many retailers currently do not recognize affiliate tracking links on their mobile websites or applications, and the tracking mechanisms related to such may not function to allow proper attribution of sales to us and (3) we do not receive sales commissions or attribution when consumers that visit our websites and mobile applications using a mobile device subsequently make a purchase by directly accessing a retailer’s website on another device, such as a desktop or tablet (a circumstance known as cross device switching). We intend to introduce new methods of monetizing our consumer traffic, particularly the traffic to our mobile websites and applications, including through the use of cost-per-click pricing, single use codes and the introduction of new products.

We also believe that recruiting, training and retaining talented employees and strengthening our direct relationships with consumers and retailers will be critical to our future success. We also aim to further strengthen our value proposition for retailers by expanding our retailer solutions. For example, we have recently introduced sponsored category listings, more premium placement advertising opportunities and digital circulars and showcases. We also plan to improve the consistency and reliability of our marketplace by continuing to invest in the development and implementation of certain universal software platforms to support all of our websites. We believe this investment will allow us to more easily and rapidly expand organically in new geographic markets and integrate the systems of any additional digital offering businesses which we may acquire and should result in increased operational efficiency. We believe that these significant investments in our team, branding, relationships and technology will enable our expansion into new markets and improve the quality, consistency and monetization of our marketplace.

Key Financial and Operating Metrics

We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments, and assess the longer-term performance of our business. The key financial and operating metrics we use are as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except net revenues per visit)
Financial Metrics
Online transaction net revenues:
Desktop online transaction net revenues	$47,085	$55,066
Mobile online transaction net revenues	5,570	2,347

Total online transaction net revenues	52,655	57,413
Advertising and in-store net revenues	7,729	3,857

Net revenues	60,384	61,270
Adjusted EBITDA	18,675	21,390

	Three Months Ended March 31,
	2015	2014
	(in thousands, except net revenues per visit)

Operating Metrics
Visits:
Desktop visits	109,159	121,724
Mobile visits	70,700	33,485

Total visits	179,859	155,209
Online transaction net revenues per visit:
Desktop online transaction net revenues per visit	$0.43	$0.45
Mobile online transaction net revenues per visit	$0.08	$0.07
Total online transaction net revenues per visit	$0.29	$0.37
Monthly mobile unique visitors	18,366	11,860

Financial Metrics

Desktop Online Transaction Net Revenues. We define desktop online transaction net revenues as amounts paid to us by paid retailers, either directly or through performance marketing networks, in the form of commissions for completed online transactions on desktop computers and tablet devices. In general, we earn a commission from a paid retailer when a consumer clicks on a digital offer for that paid retailer on one of our websites or tablet applications and then makes an online purchase from that paid retailer.

Mobile Online Transaction Net Revenues. We define mobile online transaction net revenues as amounts paid to us by paid retailers, either directly or through performance marketing networks, in the form of commissions for completed online transactions on smartphones and other mobile devices. In general, we earn a commission from a paid retailer when a consumer clicks on a digital offer for that paid retailer on one of our websites or mobile applications and then makes an online purchase from that paid retailer.

Online Transaction Net Revenues. We define online transaction net revenues as the total of our desktop online transaction net revenues and our mobile online transaction net revenues.

Advertising and In-store Net Revenues. We define advertising net revenues collectively as amounts paid to us by paid retailers for displaying digital offers that may be redeemed on one of our websites, as well as amounts paid to us by paid retailers for providing premium placement advertising of the retailer’s brand on our websites and mobile applications. We define in-store net revenues collectively as commission amounts earned from paid retailers when a consumer presents a digital offer to the retailer and the digital offer is scanned or a unique digital offer code is entered by the retailer at the point of sale, as well as amounts paid to us by paid retailers for displaying digital offers on our websites and mobile applications that may be redeemed in-store.

Net Revenues. We define net revenues as the total of our online transaction net revenues and our advertising and in-store net revenues. We believe net revenues are an important indicator for our business because they are a reflection of the value we offer to consumers and retailers through our marketplace.

Adjusted EBITDA. We define this metric as net income plus depreciation, amortization of intangible assets, stock-based compensation expense, third party acquisition-related costs, other non-cash operating expenses (including compensation arrangements entered into in connection with acquisitions), net interest expense, other non-operating income and expenses and income taxes net of any foreign exchange income or expenses. We believe that the use of adjusted EBITDA is helpful in evaluating our operating performance because it excludes certain non-cash expenses, including depreciation, amortization of intangible assets and stock-based compensation expense. For further discussion regarding Adjusted EBITDA, along with a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, please see the information under the caption “Discussion Regarding Non-GAAP Financial Measures” below.

Operating Metrics

Desktop Visits. We define a desktop visit as a group of interactions that take place on one of our websites from desktop computers and tablet devices within a given time frame as measured by Google Analytics, a product that provides digital marketing intelligence. A single visit can contain multiple page views, events, social interactions, custom variables, and e-commerce transactions. A single visitor can open multiple visits. Visits can occur on the same day, or over several days, weeks, or months. As soon as one visit ends, there is then an opportunity to start a new visit. A visit ends either through the passage of time or a campaign change, with a campaign generally meaning arrival via search engine, referring site, or campaign-tagged information. A visit ends through passage of time either after 30 minutes of inactivity or at midnight Pacific Time. A visit ends through a campaign change if a visitor arrives via one campaign or source, leaves the site, and then returns via another campaign or source. Currently, visits do not include interactions on our tablet applications.

Mobile Visits. We define a mobile visit as a group of interactions that take place on one of our mobile websites from smartphones and other mobile devices within a given time frame as measured by Google Analytics, a product that provides digital marketing intelligence. A single visit can contain multiple page views, events, social interactions, custom variables, and e-commerce transactions. A single visitor can open multiple visits. Visits can occur on the same day, or over several days, weeks, or months. As soon as one visit ends, there is then an opportunity to start a new visit. A visit ends either through the passage of time or a campaign change, with a campaign generally meaning arrival via search engine, referring site, or campaign-tagged information. A visit ends through passage of time either after 30 minutes of inactivity or at midnight Pacific Time. A visit ends through a campaign change if a visitor arrives via one campaign or source, leaves the site, and then returns via another campaign or source. Currently, visits do not include interactions on our mobile applications.

Visits. We define visits as the total of our desktop visits and mobile visits. We view visits to our websites as a key indicator of our brand awareness among consumers and whether we are providing consumers with useful products and features, thereby increasing their usage of our marketplace. We believe that a higher level of usage may contribute to an increase in our net revenues and exclusive digital offers as retailers will have exposure to a larger potential customer base.

Desktop Online Transaction Net Revenues Per Visit. We define desktop online transaction net revenues per visit as desktop online transaction net revenues for the period divided by desktop visits for the period.

Mobile Online Transaction Net Revenues Per Visit. We define mobile online transaction net revenues per visit as mobile online transaction net revenues for the period divided by mobile visits for the period.

Online Transaction Net Revenues Per Visit. We define online transaction net revenues per visit as online transaction net revenues for the period divided by visits for the period.

Monthly Mobile Unique Visitors. This amount represents the average number of monthly mobile unique visitors for the three month periods ending March 31, 2015 and 2014, respectively. We define each of the following as a monthly mobile unique visitor: (i) the first time a specific mobile device accesses one of our mobile applications during a calendar month, and (ii) the first time a specific mobile device accesses one of our mobile websites using a specific web browser during a calendar month. If a mobile device accesses more than one of our mobile websites or mobile applications in a single calendar month, the first access to each such mobile website or mobile application is counted as a monthly mobile unique visitor, as they are tracked separately for each mobile domain. We measure monthly mobile unique visitors with a combination of internal data sources and Google Analytics data.

We view monthly mobile unique visitors as a key indicator of the size of our mobile audience as well as our brand awareness among consumers and usage of our mobile solutions, which we expect to be important as users increasingly rely on their mobile devices.

Discussion Regarding Non-GAAP Financial Measures

To provide investors with additional information regarding our financial results, we have disclosed in the tables above and elsewhere in this Quarterly Report on Form 10-Q adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation below of adjusted EBITDA to net income, the most directly comparable GAAP financial measure.

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

The following table presents a reconciliation of adjusted EBITDA to net income for each of the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$4,059	$6,075
Depreciation and amortization	3,926	4,204
Stock-based compensation expense	6,813	5,014
Third party acquisition-related costs	55	—
Other operating expenses	765	1,348
Interest expense, net	421	531
Other (income) expense, net	243	(28)
Provision for income taxes	2,393	4,246

Adjusted EBITDA	$18,675	$21,390

The following tables present depreciation expense and stock-based compensation expense as included in the various lines of our consolidated statements of operations:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Depreciation Expense:
Cost of net revenues	$129	$121
Product development	663	291
Sales and marketing	307	230
General and administrative	201	119

Total depreciation expense	$1,300	$761

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Stock-Based Compensation Expense:
Cost of net revenues	$589	$341
Product development	2,259	1,324
Sales and marketing	1,422	1,238
General and administrative	2,543	2,111

Total stock-based compensation expense	$6,813	$5,014

Key Components of Our Results of Operations

Net Revenues

The substantial majority of our net revenues consist of commissions we receive from paid retailers, either directly or through performance marketing networks. In general, we earn commissions from a paid retailer when a consumer makes a purchase online from that paid retailer after clicking on a digital offer for that paid retailer on one of our websites or mobile applications. We also earn revenues from our in-store product, which include commissions earned from a paid retailer when a consumer presents a digital offer to the retailer in-store and the digital offer is scanned or a unique digital offer code is entered by the retailer at the point of sale, and amounts paid to us by retailers for displaying digital offers that may be redeemed in-store on our websites or mobile applications. We provide performance marketing solutions under contracts with retailers, which generally provide for commission payments to be facilitated by performance marketing networks. Commission rates are typically negotiated with individual retailers with which we have contracts. Our commission rates vary based on the retailer, the product category and whether the commission arrangement is entered into as part of an arrangement that includes other services such as premium advertising placements. We recognize commission revenues when we receive confirmation that a consumer has completed a purchase transaction with a paid retailer, as reported to us through a performance marketing network, or in some cases, by the retailer directly. When a digital offer applies only to specific items, the discount to the consumer will be applied only to those specific items, but our commission is generally based on the aggregate purchase price of all items purchased at that time by the consumer. Finally, we also earn advertising revenues from premium placement advertising on our websites and mobile applications. Rates for advertising are typically negotiated with individual retailers with which we have contracts. Payments for advertising may be made directly by retailers or through performance marketing networks. We expect that the majority of our net revenues in the future will continue to be derived from commissions. Commission revenues are reported net of a reserve for estimated returns. We estimate returns based on our actual historical returns experience; these returns have not been significant.

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

Other Operating Expenses

Other operating expenses consists primarily of amortization expense related to deferred compensation agreements with the selling stockholders of YSL Ventures, Inc. and Bons-de-Reduction.com and Poulpeo.com. In 2013, we acquired YSL Ventures, Inc. and entered into $6.2 million in deferred compensation agreements with the selling stockholders of the business, $3.1 million of which was paid in October 2014. The deferred compensation is due and payable contingent upon the continued employment of the selling stockholders and as a result we are amortizing the associated expense over the term of the compensation arrangement with the sellers. In 2012, we acquired Bons-de-Reduction.com and Poulpeo.com and issued $3.5 million in seller notes to the selling stockholders of the business. These seller notes were due and payable contingent upon the continued employment of the selling stockholders and as a result have been recorded as deferred compensation, which we amortized over the term of the compensation arrangement with the sellers, which was completed in May 2014. We expect other operating expenses to decrease in absolute dollars and as a percentage of net revenues in 2015 as a result of the completion during 2014 of our deferred compensation agreement with the selling stockholders of Bons-de-Reduction.com and Poulpeo.com.

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

Income Tax Expense

Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions, state taxes and non-deductible expenses, such as deferred compensation and stock-based compensation. Our mix of foreign versus U.S. income, our ability to generate tax credits and our incurrence of any non-deductible expenses will likely cause our effective tax rate to fluctuate in the future. Our effective tax rate is also affected by discrete items that may occur in any given period, but are not consistent from period to period.

In prior periods, we have benefited from the tax credit incentives under the U.S. research and experimentation tax credit extended to taxpayers engaged in qualified research and experimental activities. The tax credit expired on December 31, 2014, and as such, no benefit is reflected in our income tax expense in the three months ended March 31, 2015. If this credit is renewed under similar terms as in prior years, the result could benefit our effective tax rate.

During the first quarter of 2014, we implemented a global corporate restructuring plan involving our non-U.S. entities to streamline our non-U.S. operations. The impact of this restructuring has resulted in and may continue to result in volatility in our provision for income taxes and our effective tax rate.

Results of Operations

The following table presents our historical operating results for the periods indicated. The period-to-period comparisons of financial results are not necessarily indicative of future results.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Consolidated Statements of Operations Data:
Net revenues	$60,384	$61,270
Costs and expenses:
Cost of net revenues	5,346	4,430
Product development	13,320	10,706
Sales and marketing	21,641	21,172
General and administrative	9,570	9,347
Amortization of purchased intangible assets	2,626	3,443
Other operating expenses	765	1,348

Total costs and expenses	53,268	50,466

Income from operations	7,116	10,824
Other income (expense):
Interest expense, net	(421)	(531)
Other income (expense), net	(243)	28

Income before income taxes	6,452	10,321
Provision for income taxes	(2,393)	(4,246)

Net income	$4,059	$6,075

	Three Months Ended March 31,
	2015	2014
Consolidated Statements of Operations Data as Percentage of Net Revenues:
Net revenues	100.0%	100.0%
Costs and expenses:
Cost of net revenues	8.9	7.2
Product development	22.1	17.5
Sales and marketing	35.8	34.6
General and administrative	15.8	15.3
Amortization of purchased intangible assets	4.3	5.6
Other operating expenses	1.3	2.1

Total cost and expenses	88.2	82.3

Income from operations	11.8	17.7
Other income (expense):
Interest expense, net	(0.7)	(0.9)
Other income (expense), net	(0.4)	0.0

Income before income taxes	10.7	16.8
Provision for income taxes	(4.0)	(6.9)

Net income	6.7%	9.9%

Net Revenues

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Net Revenues by Source:
Desktop online transactions	$47,085	$55,066
Mobile online transactions	5,570	2,347

Online transactions	52,655	57,413
Advertising and in-store	7,729	3,857

Total net revenues	$60,384	$61,270

Percentage of Net Revenues by Source:
Desktop online transactions	78.0%	89.9%
Mobile online transactions	9.2	3.8

Online transactions	87.2	93.7
Advertising and in-store	12.8	6.3

Total percentage	100.0%	100.0%

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Net Revenues by Geography:
U.S.	$46,706	$47,565
International	13,678	13,705

Total net revenues	$60,384	$61,270

Percentage of Net Revenues by Geography:
U.S.	77.3%	77.6%
International	22.7	22.4

Total percentage	100.0%	100.0%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014. Net revenues decreased by $0.9 million, or 1.4%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

The overall decrease in net revenues was driven by a $7.9 million, or 14.5%, decrease in desktop online transaction net revenues, partially offset by a $3.2 million, or 137.3%, increase in mobile online transaction net revenues and a $3.9 million, or 100.4%, increase in our advertising and in-store net revenues. The decrease in our desktop online transaction net revenues was primarily caused by a 10.3% decrease in the total volume of visits to our desktop websites and was further driven by some deterioration in the average commission rate paid primarily by our smaller unmanaged retailer relationships and a shift in commissioned sales towards product categories with lower average order values. The growth in our mobile online transaction net revenues was primarily driven by an 111.1% increase in visits to our mobile websites, as well as improved monetization driven by an increase in the percentage of visits, including the incremental visits in the period, that resulted in a paid transaction. The growth in our advertising and in-store net revenues was primarily due to the efforts of our direct sales force as well as improvements to the usability and functionality enhancements of our in-store product.

Cost of Net Revenues

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Cost of net revenues	$5,346	$4,430
Percentage of net revenues	8.9%	7.2%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014. For the three months ended March 31, 2015, cost of net revenues increased by $0.9 million, or 20.7%, compared to the three months ended March 31, 2014. This increase was largely attributable to a $0.5 million increase in personnel costs.

Product Development

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Product development	$13,320	$10,706
Percentage of net revenues	22.1%	17.5%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014. For the three months ended March 31, 2015, product development expense increased by $2.6 million, or 24.4%, compared to the three months ended March 31, 2014. This increase was primarily attributable to a $2.8 million increase in personnel costs. We increased personnel in order to enhance the functionality of, and develop new features and products for, our websites and mobile applications, and to strengthen our reporting and analytics capabilities. Additionally, fees for usability studies and technology licenses used in the design and development of our websites increased by $0.9 million. These increases were partially offset by the capitalization of $1.5 million of internally developed software and website development costs related primarily to infrastructure development to enhance our advertising and in-store products, personalization capabilities and content quality and delivery capabilities.

Sales and Marketing

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Sales and marketing	$21,641	$21,172
Percentage of net revenues	35.8%	34.6%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014. For the three months ended March 31, 2015, sales and marketing expense increased by $0.5 million, or 2.2%, compared to the three months ended March 31, 2014. This increase was primarily attributable to an increase of $1.4 million in personnel costs. We increased personnel in order to continue the expansion of our sales teams to support our growing business and to further strengthen relationships with leading retailers. We also added personnel to expand our email marketing, social media and other consumer acquisition initiatives. This increase was partially offset by a $0.9 million decrease in certain online, brand, and other marketing expenses.

General and Administrative

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
General and administrative	$9,570	$9,347
Percentage of net revenues	15.8%	15.3%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014. For the three months ended March 31, 2015, general and administrative expense increased by $0.2 million, or 2.4%, compared to the three months ended March 31, 2014. This increase was primarily attributable to a $0.2 million increase in personnel costs. We added personnel to further build-out our human resources function, to increase our business development efforts and to add resources in the finance and legal functions.

Amortization of Purchased Intangible Assets

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Amortization of purchased intangible assets	$2,626	$3,443
Percentage of net revenues	4.3%	5.6%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014. For the three months ended March 31, 2015, amortization of purchased intangible assets decreased by $0.8 million, or 23.7%, compared to the three months ended March 31, 2014. The decrease in amortization expense was primarily due to the expiration of the useful life of certain of the purchased intangible assets as part of our acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com in May 2012, Ma-Reduc.com in July 2013 and YSL Ventures, Inc. in October 2013.

Other Operating Expenses

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Deferred compensation	$768	$1,347
Asset disposal loss (gain)	(3)	1

Total other operating expenses	$765	$1,348

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014. During the three months ended March 31, 2015 and 2014, we recognized $0.8 million and $1.3 million, respectively, in deferred compensation charges for our October 2013 acquisition of the business of YSL Ventures, Inc. and our May 2012 acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com. Our obligations to pay the outstanding amounts under these deferred compensation arrangements are contingent upon the continued employment of the selling stockholders and, as a result, have been recorded as deferred compensation, which we amortize over the term of the compensation arrangements with the sellers. The decrease in deferred compensation expense is due primarily to the May 2014 completion of our deferred compensation agreement with the selling stockholders of Bons-de-Reduction.com and Poulpeo.com.

Other Income (Expense)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Interest expense, net	$(421)	$(531)
Other income (expense), net	(243)	28

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014. The decrease in interest expense, net for the three months ended March 31, 2015 is primarily the result of lower average interest rates on our outstanding debt, due to the repayment during 2014 of seller notes we issued in connection with our acquisitions of businesses. This decrease was partially offset by an increase in average outstanding principal on our senior debt facility.

The increase in other income (expense), net is due to an increase in our net foreign currency exchange loss. For the three months ended March 31, 2015, we had an unrealized foreign exchange net loss of $1.1 million, which was partially offset by a $0.9 million realized foreign exchange gain. The realized gain was primarily driven by a gain of $1.0 million related to our foreign exchange derivative instrument. We did not enter into any foreign exchange derivative instruments during the three months ended March 31, 2014.

Income Taxes

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Provision for income taxes	$(2,393)	$(4,246)
Percentage of net revenues	(4.0%)	(6.9%)

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014. Our income tax expense for the three months ended March 31, 2015 was $2.4 million, compared to income tax expense of $4.2 million for the three months ended March 31, 2014. Our effective tax rate was 37.1% and 41.1% during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, our effective tax rate estimate for the year ended December 31, 2015 differed from the statutory rate primarily due to non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which are partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options. As of March 31, 2014, our effective tax rate estimate for the year ended December 31, 2014 differed from the statutory rate primarily due to tax charges associated with the implementation of our global corporate restructuring plan in the first fiscal quarter of 2014, non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which is partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options.

Seasonality and Quarterly Results

Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, including seasonal factors and economic cycles that influence consumer purchasing of retail products. Historically, we have experienced the highest levels of visitors to our websites and mobile applications and net revenues in the fourth quarter of the year, which coincides with the winter holiday season in the U.S. and Europe. During the fourth quarter of 2014, we generated net revenues of $87.4 million, which represented 33.0% of our net revenues for 2014. This seasonality may not be fully evident in our historical business performance because of our significant growth and the timing of our acquisitions. For instance, we have entered new markets through international acquisitions and increased the number of paid retailer and performance marketing network relationships. These changes have contributed to the substantial growth in our net revenues and corresponding increases in our operating costs and expenses to support our growth. Further, we believe net revenues from our advertising and in-store products may be even more heavily weighted to the fourth quarter of the year. As net revenues from this part of our business grow as a percentage of overall net revenues, our seasonality may increase. Our investments have led to uneven quarterly operating results due to increases in personnel costs, product and technology enhancements and the impact of our acquisitions and other strategic projects. The return on these investments is generally achieved in future periods and, as a result, these investments can adversely impact near term results.

Our business is directly affected by the behavior of consumers. Economic conditions and competitive pressures can impact, both positively and negatively, the types of digital offers featured on our websites and mobile applications and the rates at which consumers utilize them. Consequently, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

Liquidity and Capital Resources

Since our inception, we have funded our operations and acquisitions primarily through private placements of our preferred stock, the issuance of equity securities through our initial public offering and follow-on public offering, bank borrowings and cash flows from operations. We generated positive cash flows from operations for the three months ended March 31, 2015 and 2014. As of March 31, 2015, we had $280.3 million in cash and cash equivalents, compared to $244.5 million at December 31, 2014. At March 31, 2015, certain of our foreign subsidiaries held approximately $14.1 million of our cash and cash equivalents. If these assets were distributed to the U.S., we might be subject to additional U.S. taxes in certain circumstances, subject to an adjustment for foreign tax credits, and foreign withholding taxes. We have not provided for these taxes because we consider these assets to be permanently reinvested in our foreign subsidiaries. We have no plans or intentions to repatriate cumulative earnings of our foreign subsidiaries through March 31, 2015.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$30,622	$18,307
Net cash used in investing activities	(2,334)	(2,393)
Net cash provided by financing activities	8,622	14,630
Effects of foreign currency exchange rate on cash	(1,077)	41

Net change in cash and cash equivalents	35,833	30,585
Cash and cash equivalents at beginning of the period	244,482	165,881

Cash and cash equivalents at end of the period	$280,315	$196,466

Net Cash Provided by Operating Activities

Cash provided by operating activities primarily consists of our net income adjusted for certain non-cash items and the effect of changes in operating assets and liabilities. Net cash provided by operating activities was $30.6 million and $18.3 million during the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2015, cash flows from operating activities were primarily generated through net income of $4.1 million, including the impact of depreciation and amortization expense of $3.9 million, stock-based compensation expense of $6.8 million, deferred income tax expense of $1.7 million, and $13.2 million from changes in cash flows associated with operating assets and liabilities, offset by excess income tax benefits from stock-based compensation of $0.8 million. The changes in cash flows associated with operating assets and liabilities were primarily driven by a decrease in accounts receivable of $23.1 million due to a seasonal decrease in net revenues following the fourth quarter, which was partially offset by other changes in operating assets and liabilities of $9.9 million.

During the three months ended March 31, 2014, cash flows from operating activities were primarily generated through net income of $6.1 million, including the impact of depreciation and amortization expense of $4.2 million, stock-based compensation expense of $5.0 million, amortization of deferred compensation of $1.3 million and $9.5 million from changes in cash flows associated with operating assets and liabilities, offset by excess income tax benefits from stock-based compensation of $8.3 million. The changes in cash flows associated with operating assets and liabilities were primarily driven by a decrease in accounts receivable of $15.6 million due to a seasonal decrease in net revenues following the fourth quarter, which was partially offset by other changes in operating assets and liabilities of $6.1 million.

Net Cash Used in Investing Activities

Our primary investing activities consist of purchases of property and equipment. Net cash used in investing activities was $2.3 million and $2.4 million during the three months ended March 31, 2015 and 2014, respectively. Our investing activities during these periods was primarily comprised of purchases of computer equipment and software, office furniture and fixtures, leasehold improvements and certain capitalized internally developed software and website development costs. As we expand our business and facilities, we intend to purchase additional technology resources and invest in our operating facilities. We may have acquisitions in the future that could have a material impact on our cash flows and operations.

Net Cash Provided by Financing Activities

Our primary financing activities consisted of proceeds from borrowings under our revolving credit facility, the repurchase of our Series 1 common stock, repayments of our senior debt and the share based payment activity. Net cash provided by financing activities was $8.6 million and $14.6 million in the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2015, we borrowed $30.0 million under our revolving credit facility and used $24.5 million to repurchase our Series 1 common stock. The remainder of our financing activities was primarily composed of proceeds from the issuance of common stock, net of shares withheld for taxes, of $2.4 million and the excess income tax benefit from stock-based compensation and other costs of $0.8 million.

During the three months ended March 31, 2014, we used $1.8 million to repay a portion of our senior debt. The remainder of our financing activities was primarily composed of proceeds from the exercise of stock options by employees of $8.1 million and the excess income tax benefit from stock-based compensation and other costs of $8.3 million.

Capital Resources

We believe that our existing cash and cash equivalents and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. As of March 31, 2015, we had $80.0 million in long term debt outstanding, $10.0 million of which is classified as current maturities, and $95.0 million available for borrowing under our revolving credit facility.

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

On February 5, 2015 our board of directors authorized the repurchase of up to $100 million worth of our Series 1 common stock over a period of up to 24 months. We plan to fund any purchases under this program from one or a combination of existing cash balances, future cash flow, availability under our revolving credit facility and additional debt financing. During the three months ended March 31, 2015, we used $24.5 million to repurchase 1,397,249 shares of our Series 1 common stock.

Contractual Obligations

There were no material changes to our commitments under contractual obligations as from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

For the three months ended March 31, 2015, we did not, and we do not currently, have any off-balance sheet arrangements.

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

We perform our annual impairment testing of goodwill as of October 1 of each year, and whenever events or circumstances indicate that impairment may have occurred. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, significant changes in competition, a loss of key personnel, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. We determined that no triggering events occurred during the three months ended March 31, 2015.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the fee to our customers is fixed or determinable and collectability of the resulting receivable is reasonably assured. For commission revenues, which represent the substantial majority of our net revenues, revenue recognition generally occurs when a consumer, having visited one of our websites and clicked on a digital offer for a paid retailer, makes a purchase with such paid retailer, and completion of the order is reported to us by such paid retailer, either directly or through a performance marketing network. Certain paid retailers do not provide reporting until a cash payment is made. In those cases, which have historically not been significant, we record commission revenues on a cash basis. For advertising revenues, revenue recognition occurs over the period that we display a retailer’s advertisements on our websites and mobile applications.

Multiple Element Arrangements. When we enter into revenue arrangements with customers that are comprised of multiple deliverables, we allocate consideration to all deliverables based on the relative selling price method in accordance with the selling price hierarchy. The objective of the hierarchy is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis and requires the use of: (1) vendor-specific objective evidence, or VSOE, if available; (2) third-party evidence, or TPE, if VSOE is not available; and (3) best estimate of selling price, or BESP, if neither VSOE nor TPE is available.

VSOE. We determine VSOE based on our historical pricing and discounting practices for the specific service when sold separately. In determining VSOE, we require that a substantial majority of the stand-alone selling prices for these services fall within a reasonably narrow pricing range. We have not historically sold our services within a reasonably narrow pricing range. As a result, we have not been able to establish VSOE.

TPE. When VSOE cannot be established for deliverables in multiple element arrangements, we apply judgment with respect to whether we can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of services cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor services’ selling prices are on a stand-alone basis. As a result, we have not been able to establish selling price based on TPE.

BESP. When we are unable to establish selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis. BESP is generally used to allocate the selling price to deliverables in our multiple element arrangements. We determine BESP for deliverables by considering multiple factors including, but not limited to, prices we charge for similar offerings, market conditions, competitive landscape and pricing practices. We limit the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables.

If the facts and circumstances underlying the factors we considered change or should future facts and circumstances lead us to consider additional factors, both our determination of our relative selling price under the hierarchy and our BESPs could change in future periods.

We estimate and record a reserve based upon actual, historical return rates as reported to us by paid retailers to provide for end-user cancelations or product returns, which may not be reported by the paid retailer or performance marketing network until a subsequent date. As such, we report commission revenues net of the estimated returns reserve. Net revenues are reported net of sales taxes, where applicable.

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

Foreign Currency Exchange Risk

We transact business in various currencies other than the U.S. dollar, principally the British pound sterling and the Euro, which exposes us to foreign currency risk. Net revenues and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of each of our non-U.S. subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. For the three months ended March 31, 2015 and 2014, approximately 22.7% and 22.4%, respectively, of our net revenues were denominated in such foreign currencies.

We have entered into a forward contract to hedge fluctuations in the value of certain intercompany debt denominated in foreign currencies but did not enter into any derivative financial instruments for trading or speculative purposes. Although we have experienced and will continue to experience fluctuations in our net income as a result of the consolidation of our international operations due to transaction gains (losses) related to revaluing certain cash balances and trade accounts receivable that are denominated in currencies other than the U.S. dollar, we believe such a change will not have a material impact on our results of operations.

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

The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all of our currency exposures as of March 31, 2015, assuming instantaneous and parallel shifts in exchange rates. As of March 31, 2015, our working capital surplus (defined as current assets less current liabilities) subject to foreign currency translation risk was $19.3 million. The potential decrease in net current assets from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates would be $1.9 million. This compares to a working capital surplus subject to foreign currency translation risk of $23.0 million as of December 31, 2014, for which a hypothetical 10% adverse change would have resulted in a potential decrease in net current assets of $2.3 million.

Interest Rate Risk

As of March 31, 2015, we had total notes payable of $80.0 million, consisting of variable interest rate debt based on 3-month LIBOR. Our variable interest rate debt is subject to interest rate risk, because our interest payments will fluctuate with movements in the underlying 3-month LIBOR rate. A 100 basis point change in LIBOR rates would result in an increase in our interest expense of $0.8 million for the next 12 months based on current outstanding borrowings.

Our exposure to market risk on our cash and cash equivalents for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in the three months ended March  31, 2015.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

If we are listed less prominently or fail to appear in search result listings for any reason, it is likely that the number of visitors to our websites will decline. Any such decline in consumer traffic to our websites could adversely impact the number of purchases we generate for our retailers, which could adversely affect our net revenues. For example, after Google released an update to its search algorithm in May 2014 consumer traffic to our websites decreased in some instances when compared to traffic levels immediately prior to the algorithm update, which negatively impacted our net revenues. We may not be able to replace this traffic with the same volume of visitors or in the same cost-effective manner from other channels, such as SEM, display advertising, e-mail or social media, or at all. An attempt to replace this traffic through other channels may require us to increase our sales and marketing expenditures, which would adversely affect our operating results and which additional net revenues may not offset.

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

Retailers generally do not enter into long-term obligations with us requiring them to use our solutions and their contracts with us are cancelable upon short or no notice and without penalty. We cannot be sure that our retailers will continue to use our solutions or that we will be able to replace retailers that do not renew their campaigns with new ones generating comparable revenues.

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

The market for digital offer solutions is highly competitive, fragmented and rapidly changing. Our competition for traffic from consumers seeking to save money on online or in-store purchases includes digital offer websites and mobile applications, cash back and loyalty websites and mobile applications, retailers, search engines, social networks, comparison shopping websites, newspapers and direct mail campaigns. Our competition for retailer marketing spend includes digital offer sites that offer a pay-for-performance model, search engines and social networks that compete for online advertising spend and television, magazines and newspapers that compete for offline advertising spend. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our profitability. We also expect competition in e-commerce generally, and digital offer solutions in particular, to continue to increase because there are no significant barriers to entry. A substantial number of digital offer websites, including those that attempt to replicate our business model, have emerged globally. In addition to such competitors, we are experiencing increasing competition from other businesses that provide digital offers similar to ours as an add-on to their core business. For example, Groupon, Living Social and Coupons.com are now providing digital offers, and Google and PayPal are now providing digital offers for in-store purchases. We also expect to compete against other websites and mobile applications that serve niche markets and interests. In addition, we compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies that provide coupons and discounts on products and services.

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

We have expanded our overall business, consumer traffic, paid retailers, employee headcount and operations in recent periods. We increased our total number of full-time employees from 35 as of December 31, 2010 to 558 as of March 31, 2015. We have also established or acquired operations in other countries. In 2011, we acquired the business of VoucherCodes.co.uk, which is based in the U.K. In 2012, we acquired Bons-de-Reduction.com and Poulpeo.com, which are based in France, and relaunched Deals.com in Germany. In March 2013, we acquired Actiepagina.nl, which is based in the Netherlands. In July 2013, we acquired Ma-Reduc.com, which is based in France. In most of these instances, we previously had no presence in these countries. Our business is becoming increasingly complex, especially in light of the number of acquisitions we have integrated and are in the process of integrating. Our limited operating history, reliance on multiple websites, mobile applications and brands and our rapid expansion have placed, and will continue to place, a significant strain on our managerial, operational, product development, sales and marketing, administrative, financial and other resources.

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

Factors that may affect our quarterly operating results include the following:

•	the number and quality of the digital offers on our websites and mobile applications;

•	consumer visits to our websites and use of our mobile applications, and purchases of retail products by consumers resulting from those visits or application sessions;

•	our ability to increase the commissions and other revenues associated with consumer visits to our mobile websites or use of our mobile applications;

•	the success and costs of our online advertising and marketing initiatives, including advertising costs for paid search keywords that we deem relevant to our business;

•	the levels of compensation that retailers are willing to pay us to attract customers;

•	the amount that consumers spend when they make purchases using the digital offers we provide;

•	market acceptance of our current and future solutions, including our ability to retain current retailers, sell additional solutions to existing retailers and to add new retailers to our business in multiple regions around the world;

•	overall levels of consumer spending;

•	the budgeting cycles of our retailers;

•	the cyclical and discretionary nature of marketing spend and any resulting changes in the number and quality of digital offers that retailers choose to offer;

•	changes in the competitive dynamics of the digital offer industry, including consolidation among competitors, performance marketing networks or customers, and our reputation and brand strength relative to our competitors;

•	the response of consumers to our digital offer content and our personalization initiatives;

•	our ability to control costs, including our operating expenses;

•	network outages, errors in our solutions or security breaches and any associated expenses and collateral effects;

•	our ability to achieve performance targets anticipated by us in setting our operating and capital expense budgets;

•	foreign currency exchange rate fluctuations, as our foreign sales and costs are denominated in local currencies;

•	interest rate fluctuations, as our senior indebtedness carries a variable interest rate;

•	costs related to acquisitions or licensing of, or investments in, products, services, technologies or other businesses and our ability to integrate and manage any acquisitions successfully;

•	our ability to collect amounts billed to retailers directly and through performance networks; and

•	general economic and political conditions in our domestic and international markets.

As a result of these and other factors, we have a limited ability to forecast the amount of future net revenues and expenses, and our operating results may vary from quarter to quarter and may fall below our estimates or the expectations of public market analysts and investors. Fluctuations in our quarterly operating results may lead analysts to change their long-term models for valuing our common stock, cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or cause other unanticipated issues, all of which could cause our stock price to decline. As a result of the potential variations in our quarterly net revenues and operating results, we believe that quarter-to-quarter comparisons of our net revenues and operating results may not be meaningful and the results of any single quarter should not be relied upon as an indication of future performance.

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

We have begun to introduce new product offerings, which may be subject to regulation by federal, state and local authorities and by authorities in foreign countries. For example, unlike our other solutions, in order to facilitate product offerings such as card-linked offers or gift cards, we must acquire, store and process consumer credit card data or other personally identifiable information. The processing of such information requires compliance with the Payment Card Industry Data Security Standard, or PCI DSS, which compliance certification we previously obtained. Under the PCI DSS, we are required to maintain internal controls over the use, storage and security of credit card data and other personally identifiable information to help prevent credit card fraud. Failure to comply with this standard or other loss of our PCI DSS compliance could result in breaches of contractual obligations with our payment processors, may subject us to fines, penalties, damages and civil liability and could eventually prevent us from processing or accepting credit cards.

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

In addition, we currently face and may in the future be exposed to potential liability relating to information that is published or made available through our marketplace, including information generated by us, user-generated content and proprietary information of third parties. This content may expose us to claims related to trademark and copyright infringement and other intellectual property rights, rights of privacy, defamation, fraud, negligence, breach of contract, tortious interference, unfairness, deceptiveness, false or misleading advertising, personal injury torts, noncompliance with state or federal laws relating to digital offers or other theories based on the nature and content of the information. The laws relating to the liability of service providers for activities of their users is currently unsettled both within the U.S. and internationally, although risks related to these types of lawsuits may be enhanced in certain jurisdictions outside the U.S. where our protection from liability for third-party actions is more unclear and where we may be less protected under local laws than we are in the U.S.

Such claims or lawsuits currently and could in the future divert the time and attention of management and technical personnel away from our business and result in significant costs to investigate and defend, regardless of the merits of the claims. Such potential claims and lawsuits could also result in significant damages if we are found liable. The scope and amount of our insurance may not adequately protect us against these types of damages. Additionally, as a result of such claims, we have elected and may in the future elect or be compelled to remove valuable content from our websites or mobile applications, which could decrease the usefulness of our platform for consumers and result in less traffic to our websites and less usage of our mobile applications. If any of these events occur, our business and financial results could be adversely affected.

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

For instance, the use of our technology to provide our solutions could be challenged by claims that such use infringes, dilutes, misappropriates or otherwise violates the intellectual property rights of a third party. In addition, we currently face and may in the future be exposed to claims that content published or made available through our websites or mobile applications violates third-party intellectual property rights. For example, retailers and other third parties frequently have complained that their trademarks, copyrights or other intellectual property are being used on our websites without their permission and in violation of their rights or in violation of laws or regulations and in March 2015, a retailer filed suit against us based on trademark infringement and other claims.

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

Effective trade secret, patent, copyright, trademark and domain name protection is expensive to obtain, develop and maintain, both in terms of initial and ongoing registration or prosecution requirements and expenses and the costs of defending our rights. We are seeking to protect our patentable technology, trademarks and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming. We have two patents issued and 67 pending patent applications, including nine provisional applications. We do not know whether any of our pending patent applications will result in the issuance of additional patents or whether the examination process will require us to narrow our claims or we may otherwise be unable to obtain patent protection for the technology covered in our pending patent applications. Our patents, trademarks and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Moreover, any issued patents may not provide us with a competitive advantage and, as with any technology, competitors may be able to develop similar or superior technologies to our own, now or in the future.

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

Our net revenues from operations outside the U.S. comprised 22.7% and 21.8% of our net revenues in the three months ended March 31, 2015 and in fiscal year 2014, respectively. Currently, we operate websites marketing to residents of the U.K., France, the Netherlands, Germany and Canada. We currently have operations in the U.K., France and the Netherlands. We intend to expand our existing operations in these countries as well as potentially establish a presence in additional countries to grow our international sales. Operating in foreign countries requires significant resources and management attention, and we have limited experience entering new geographic markets. In addition, the varying commercial and Internet infrastructure in other countries may make it difficult for us to replicate our business model. In many countries, we compete with local companies that have more experience in their respective markets than we do, and we may not benefit from first-to-market advantages. To achieve widespread acceptance in new countries and markets, we must continue to tailor our solutions and business model to the unique circumstances of such countries and markets, which can be difficult and costly. Failure to adapt practices and models effectively to each country into which we expand could slow our international growth. We cannot assure you that our international efforts will be successful. International sales and operations may be subject to risks such as:

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

As of March 31, 2015, we have an aggregate of 83,355,280 shares of Series 1 common stock authorized but unissued and not reserved for issuance under our stock option plans or otherwise. We may issue all of these shares without any action or approval by our stockholders, subject to certain limitations of the NASDAQ Global Select Market. We may require additional capital from equity or debt financing in the future in order to take advantage of strategic opportunities, or to support our existing business. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility, including our ability to issue or repurchase equity, develop new or enhanced existing products, complete acquisitions or otherwise take advantage of business opportunities. If we raise additional funds or finance acquisitions through further issuances of equity, convertible debt securities or other securities convertible into equity, you and our other stockholders could suffer significant dilution in your percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our Series 1 common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

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

Our business requires skilled engineering, marketing, product and sales personnel, who are in high demand and are often subject to competing offers. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business, could harm our operating results and impair our ability to grow.

To attract and retain key personnel, we use various measures, including an equity incentive program and non-equity incentive bonuses . These measures may not be enough to attract and retain the personnel we require to operate our business effectively. For example, we have a number of employees who were granted stock options that have an exercise price per share that is higher than the current fair market value. Those employees may feel they are not sufficiently incentivized to remain at our company. Conversely, we also have a number of employees who were granted stock options that have an exercise price per share that is lower than the current fair market value. If we are successful, these employees may choose to exercise their options and sell the shares, recognizing a substantial gain. As a result, it may be difficult for us to retain such employees.

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

In addition, we must retain our current sales representatives and properly incentivize them to obtain new retailer and brand relationships. If a significant number of our sales representatives were to leave us or join our competitors, our net revenues could be negatively impacted. In certain circumstances, we have entered into agreements with our sales representatives that contain non-compete provisions to mitigate this risk, but we may need to litigate to enforce our rights under these agreements, which could be time-consuming, expensive and ineffective. A significant increase in the turnover rate among our sales representatives could also increase our recruiting costs and decrease our operating efficiency, which could lead to a decline in our net revenues and profitability.

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

Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the tax benefits that we intend to derive from our current and any future intercompany transactions could be undermined if we are unable to adapt the manner in which we operate our business and if tax laws change.

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

Cash inflows and outflows in our international operations are typically denominated in currencies other than the U.S. dollar, which is our functional currency for financial reporting purposes. For the three months ended March 31, 2015 and for fiscal year 2014, approximately 22.7% and 21.8%, respectively, of our net revenues were denominated in such foreign currencies. In addition, certain intercompany indebtedness between us and a foreign subsidiary, which uses the Euro as its functional currency, is dollar denominated. Our reliance on and exposure to foreign currencies subjects our financial results to fluctuations in currency exchange rates and changes in the proportion of our net revenues and expenses attributable to each of our foreign locations. For example, we recognized a foreign exchange loss of $0.2 million and $0.9 million in the three months ended March 31, 2015 and in fiscal year 2014, respectively. In addition, we expect our exposure to fluctuations in foreign exchange rates to increase as we expand our business in existing and new international markets and when the exchange rates strengthen or weaken against the U.S. dollar. We began entering into hedging arrangements related to our intercompany indebtedness in December 2014, and we expect to continue to enter into hedging arrangements in the future in order to manage our exposure to foreign currency fluctuations, but such activity may not completely eliminate fluctuations in our operating results. Foreign currency exchange rate fluctuations adversely impacted our profitability in 2014 and may continue to do so in the future.

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

Risks Related to Ownership of Our Common Stock

Our stock price is highly volatile.

The trading price of our common stock has been, and is likely to continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in July 2013 at a price of $21.00 per share, the reported high and low sales prices of our Series 1 common stock has ranged from $13.29 to $48.73 per share through December 31, 2014. The trading price of our stock has been and is likely to continue to be subject to wide fluctuations in response to various factors, including the risk factors described in this section and elsewhere in this Quarterly Report on Form 10-Q, and other factors beyond our control. Factors affecting the trading price of our common stock include:

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

In addition, the stock market in general and the market for e-commerce companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may harm the market price of our Series 1 common stock regardless of our actual operating performance. Each of these factors, among others, could adversely affect your investment in our Series 1 common stock. Some companies that have had volatile market prices for their securities have had securities class action lawsuits filed against them. If a suit were filed against us, regardless of its merits or outcome, it could result in substantial costs and divert management’s attention.

Insiders have substantial control over us, and this control may limit our stockholders’ ability to influence corporate matters and delay or prevent a third party from acquiring control over us.

As of April 30, 2015, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 30.6% of our outstanding Series 1 common stock. This concentration of ownership may adversely affect the trading price for our Series 1 common stock because investors often perceive disadvantages in owning stock in companies with concentrated ownership. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

As of March 31, 2015 we had 53,410,980 shares of common stock outstanding. Shares beneficially owned by our affiliates and employees are subject to volume and other restrictions under Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, various vesting agreements, our insider trading policy and any applicable 10b5-1 trading plan.

In addition, we have registered 12,896,037 shares of Series 1 common stock that we have issued and may issue under our equity plans (2,374,943 shares of which were issued and outstanding as of March 31, 2015), and intend to register an additional 2,712,646 shares of Series 1 common stock that were added to our equity plans in January 2015 by virtue of those plans’ evergreen provisions. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our named executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our Series 1 common stock. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of April 30, 2015, holders of approximately 28.0% of our common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.

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

We cannot guarantee that we will repurchase additional shares of our common stock pursuant to our ongoing share repurchase program or that our share repurchase program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.

In February 2015, our Board of Directors authorized a share repurchase program. Under the program, we are authorized to repurchase shares of Series 1 common stock for an aggregate purchase price not to exceed $100 million, over the 24-month period following the program’s approval by our Board. During the three months ended March 31, 2015, we repurchased 1,397,249 shares of our Series 1 common stock at an aggregate purchase price of $24.5 million.

Although the Board has authorized the share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases will depend upon several factors, including market and business conditions, the trading price of our Series 1 common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our Series 1 common stock pursuant to our share repurchase program could affect the market price of our Series 1 common stock or increase its volatility. For example, the existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program has increased our level of long-term debt and could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our Series 1 common stock may decline below the levels at which we repurchase shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so, and short-term stock price fluctuations could reduce the program’s effectiveness.

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

None.

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

There have been no material changes in the use of proceeds from our IPO and our follow-on public offering from that described in our Annual Report on Form 10-K for the year ended December 31, 2014.

(c) Issuer Purchases of Equity Securities (1)

Our Series 1 common stock repurchase activity during the three months ended March 31, 2015 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price per share)
January 1 – 31, 2015	—	—	—	$100,000
February 1 – 28, 2015	836	$17.36	836	85,486
March 1 – 31, 2015	561	$17.75	561	75,526

Total	1,397	$17.52	1,397	$75,526

(1)	On February 5, 2015, our board of directors authorized a program to repurchase up to $100 million worth of our Series 1 common stock over a period of up to 24 months. The repurchase program was publically announced on February 10, 2015. As of March 31, 2015, $24.5 million of the $100 million has been utilized. Our share repurchase program does not obligate us to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

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

RETAILMENOT, INC.

Date: May 7, 2015	By:	/s/ G. Cotter Cunningham
	Name:	G. Cotter Cunningham
	Title:	President and Chief Executive Officer

Date: May 7, 2015	By:	/s/ Louis J. Agnese, III
	Name:	Louis J. Agnese, III
	Title:	Interim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1*	Sixth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 23, 2013).

3.2*	Amended and Restated Bylaws (filed as Exhibit 3.4 to the Registrant’s Form S-1 Registration Statement, as amended, filed with the Securities and Exchange Commission on July 8, 2013 (Registration No. 333-189397)).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Incorporated herein by reference to the indicated filing.
**	Furnished herewith.