Form 10-Q
period 2015-06-30
RetailMeNot, Inc.
filed 2015-08-07
CIK 1475274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,639,046 shares of Series 1 Common Stock, $0.001 par value per share as of July 30, 2015.

RETAILMENOT, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

RETAILMENOT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of June 30, 2015	As of December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$279,817	$244,482
Accounts receivable (net of allowance for doubtful accounts of $2,264 and $2,356 at June 30, 2015 and December 31, 2014, respectively)	38,337	69,603
Prepaid assets and other current assets, net	16,454	14,930

Total current assets	334,608	329,015
Property and equipment, net	20,428	16,949
Intangible assets, net	68,983	70,819
Goodwill	175,058	176,927
Other assets, net	8,659	5,394

Total assets	$607,736	$599,104

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,924	$5,482
Accrued compensation and benefits	7,608	12,138
Accrued expenses and other current liabilities	6,838	6,110
Income taxes payable	1,041	9,032
Current maturities of long term debt	10,000	10,000

Total current liabilities	31,411	42,762
Deferred tax liability—noncurrent	4,931	3,404
Long term debt	67,500	40,000
Other noncurrent liabilities	8,201	8,183

Total liabilities	112,043	94,349

Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Series 1 common stock: $0.001 par value, 150,000,000 shares authorized; 53,614,712 and 54,253,452 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	54	54
Series 2 common stock: $0.001 par value, 6,107,494 shares authorized; zero shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	507,836	517,421
Accumulated other comprehensive loss	(3,887)	(1,942)
Accumulated deficit	(8,310)	(10,778)

Total stockholders’ equity	495,693	504,755

Total liabilities and stockholders’ equity	$607,736	$599,104

See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$53,180	$59,506	$113,564	$120,776
Costs and expenses:
Cost of net revenues	5,176	4,648	10,522	9,078
Product development	13,072	12,980	26,392	23,686
Sales and marketing	22,636	19,195	44,277	40,367
General and administrative	9,712	10,291	19,282	19,638
Amortization of purchased intangible assets	2,739	3,194	5,365	6,637
Other operating expenses	763	1,112	1,528	2,460

Total cost and expenses	54,098	51,420	107,366	101,866

Income (loss) from operations	(918)	8,086	6,198	18,910
Other income (expense):
Interest expense, net	(492)	(494)	(913)	(1,025)
Other expense, net	(154)	(328)	(397)	(300)

Income (loss) before income taxes	(1,564)	7,264	4,888	17,585
Provision for income taxes	(27)	(2,938)	(2,420)	(7,184)

Net income (loss)	$(1,591)	$4,326	$2,468	$10,401

Net income (loss) per share:
Basic	$(0.03)	$0.08	$0.05	$0.19

Diluted	$(0.03)	$0.08	$0.04	$0.19

Weighted average number of common shares used in computing net income (loss) per share:
Basic	53,482	53,791	53,754	53,472

Diluted	53,482	55,377	54,891	55,455

See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(1,591)	$4,326	$2,468	$10,401
Other comprehensive income, net of tax:
Foreign currency translation adjustments	986	(18)	(1,945)	462

Comprehensive income (loss)	$(605)	$4,308	$523	$10,863

See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$2,468	$10,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,179	8,290
Stock-based compensation expense	13,357	11,380
Deferred income tax expense (benefit)	282	(1,788)
Excess income tax benefit from stock-based compensation and other	(1,307)	(10,523)
Non-cash interest expense	203	193
Amortization of deferred compensation	1,536	2,459
Other non-cash losses, net	1,152	363
Provision for doubtful accounts receivable	(287)	822
Changes in operating assets and liabilities:
Accounts receivable, net	30,961	16,787
Prepaid expenses and other current assets, net	(1,730)	(1,307)
Accounts payable	1,156	(1,966)
Accrued expenses and other current liabilities	(12,161)	951
Other noncurrent assets and liabilities	832	405

Net cash provided by operating activities	44,641	36,467

Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired	—	(75)
Purchase of property and equipment	(6,323)	(3,459)
Purchase of other assets	(4,302)	(101)
Purchase of non-marketable investment	(4,000)	—
Proceeds from sale of property and equipment	5	—

Net cash used in investing activities	(14,620)	(3,635)

Cash flows from financing activities:
Proceeds from notes payable, net of issuance costs	29,950	—
Payments on notes payable	(2,500)	(5,250)
Proceeds from issuance of common stock, net of shares withheld for taxes	4,466	9,797
Excess income tax benefit from stock-based compensation and other	1,307	10,523
Payments of offering costs for follow-on offering	—	(61)
Payments for repurchase of common stock	(27,192)	(6)
Payments of principal on capital lease arrangements	(7)	(6)

Net cash provided by financing activities	6,024	14,997

Effect of foreign currency exchange rate on cash	(710)	195

Change in cash and cash equivalents	35,335	48,024
Cash and cash equivalents, beginning of period	244,482	165,881

Cash and cash equivalents, end of period	$279,817	$213,905

Supplemental disclosure of cash flow information
Interest payments	$591	$1,039
Income tax payments	$11,975	$6,059

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

As used in this report, the terms “we,” “the Company,” “us” or “our” refer to RetailMeNot, Inc. and its wholly-owned subsidiaries. The condensed consolidated financial statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and Securities and Exchange Commission, or SEC, requirements for interim financial statements. All significant intercompany transactions and balances have been eliminated.

The accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2014, which are included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other period.

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

We evaluate the recoverability of goodwill using a two-step impairment process tested at our sole reporting segment level. In the first step, the fair value for our reporting unit is compared to our book value including goodwill. If the fair value is less than the book value, a second step is performed that compares the implied fair value of goodwill to the book value of the goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the sole reporting segment and the net fair value of the identifiable assets and liabilities excluding goodwill. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment charge in the consolidated statements of operations. We did not record any goodwill impairment charges during the three and six months ended June 30, 2015 and 2014.

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

Multiple Element Arrangements. When we enter into revenue arrangements with certain paid retailers that are comprised of multiple deliverables, we allocate consideration to all deliverables based on the relative selling price method in accordance with the selling price hierarchy. The objective of the hierarchy is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis and requires the use of: (1) vendor-specific objective evidence, or VSOE, if available; (2) third-party evidence, or TPE, if VSOE is not available; and (3) a best estimate of the selling price, or BESP, if neither VSOE nor TPE is available.

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

Our payment arrangements with paid retailers are both direct and through performance marketing networks, which act as intermediaries between the paid retailers and us. No paid retailer individually accounted for more than 10% of net revenues or accounts receivable as of and for the three and six months ended June 30, 2015 and 2014.

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

Sales and Marketing Expense

Our sales and marketing expense consists primarily of personnel costs for our sales, marketing, search engine optimization, search engine marketing and business analytics employees, as well as online, brand and other marketing expenses. Our online, brand and other marketing costs include search engine fees, advertising on social networks, television and radio advertising, promotions, display advertisements, creative development fees, public relations, email campaigns, trade shows and other general marketing costs. Other costs include allocated facility and general information technology costs.

Product Development

Our product development expense consists primarily of personnel costs of our product management and software engineering teams, as well as fees paid to third-party contractors and consultants engaged in the design, development, testing and improvement of the functionality, offer content and user experience of our websites and mobile applications.

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

Foreign Currency

Our operations outside of the U.S. generally use the local currency as their functional currency. Assets and liabilities for these operations are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average exchange rates for the period. Foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss) in our consolidated statements of comprehensive income (loss). Gains and losses from foreign currency denominated transactions are recorded in other income (expense), net in our consolidated statements of operations.

Non-Marketable Investments and Other-Than-Temporary Impairment

During the second quarter of 2015, we invested $4.0 million in a non-controlling minority ownership stake in a privately-held marketing technology company in the United States. The minority interest is included at cost in other assets, net, on our consolidated balance sheets. We own less than 20% of the voting equity of the investee.

We regularly evaluate the carrying value of our cost-method investment for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators we utilize to identify these events and circumstances are the investee’s ability to remain in business, such as the investee’s liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is judged to be other-than-temporary, we will record an other-than-temporary impairment charge in other income, net in our consolidated statements of operations. As the inputs utilized for our periodic impairment assessment are not based on observable market data, potential impairment charges related to our cost-method investment would be classified within Level 3 of the fair value hierarchy. To determine the fair value of this investment, we use all available financial information related to the entity, including information based on recent or pending third-party equity investments in the entity. In certain instances, a cost-method investment’s fair value is not estimated as there are no identified events or changes in the circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical.

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

We have entered into a derivative instrument to hedge certain exposures of non-functional currency denominated intercompany loans and may enter into further such instruments in the future. We have not elected to apply hedge accounting or hedge accounting does not apply. Gains and losses resulting from a change in fair value for these derivatives are reflected in the period in which the change occurs and are recorded in other income (expense), net in our consolidated statement of operations. During the three and six months ended June 30, 2015, we recorded a loss of $0.4 million and a gain of $0.6 million, respectively, related to our foreign exchange derivative instruments. The fair value of our outstanding foreign exchange derivative instrument as of both June 30, 2015 and December 31, 2014, the dates on which we entered into those respective instruments, was less than $0.1 million. The notional amount of our outstanding foreign exchange derivative instrument as of June 30, 2015 and December 31, 2014 was $6.3 million and $9.0 million, respectively. We did not enter into any foreign exchange derivative instruments during the three and six months ended June 30, 2014.

We do not use financial instruments for trading or speculative purposes. Derivative instruments are recorded on the balance sheet at fair value and are short-term in duration. We are exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued new guidance that superseded previously existing revenue recognition requirements. The guidance provides a five-step process to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration expected in exchange for those goods and services. The guidance requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. On July 9, 2015, the FASB deferred the effective date by one year to December 15, 2017 for the first interim period within annual reporting periods beginning after that date, using either a full or modified retrospective application method. Early adoption of the standard is permitted, but not before the first interim period within annual reporting periods beginning after the original effective date of December 15, 2016. We are currently evaluating which of the two retrospective application methods we will use and the effect that the adoption of this guidance will have on our consolidated financial statements.

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

3. Goodwill and Other Intangible Assets

Changes in our goodwill balance for the year ended December 31, 2014 and the six months ended June 30, 2015 are summarized in the table below (in thousands):

Balance at December 31, 2013	$179,659
Acquired in business combinations	75
Foreign currency translation adjustment	(2,807)

Balance at December 31, 2014	176,927
Acquired in business combinations	—
Foreign currency translation adjustment	(1,869)

Balance at June 30, 2015 (unaudited)	$175,058

Intangible assets consisted of the following as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	Weighted- Average Amortization Period (Months)	Estimated Useful Life (Months)	June 30, 2015 (unaudited)
			Gross	Accumulated Amortization	Net
Customer relationships	180	180	$16,094	$(4,967)	$11,127
Marketing-related	155	48-180	80,856	(25,532)	55,324
Contract-based	58	12-60	19,763	(17,231)	2,532
Technology-based	12	12	7,662	(7,662)	—

Total intangible assets			$124,375	$(55,392)	$68,983

	Weighted- Average Amortization Period (Months)	Estimated Useful Life (Months)	December 31, 2014
			Gross	Accumulated Amortization	Net
Customer relationships	180	180	$16,156	$(4,439)	$11,717
Marketing-related	160	48-180	77,379	(22,636)	54,743
Contract-based	58	12-60	19,808	(15,449)	4,359
Technology-based	12	12	7,773	(7,773)	—

Total intangible assets			$121,116	$(50,297)	$70,819

4. Commitments and Contingencies

Operating Leases

We lease office space, including our corporate headquarters in Austin, Texas, under non-cancelable operating leases. Rent expense under these operating leases was $1.7 million and $1.2 million for the three months ended June 30, 2015 and 2014, respectively, and $3.0 million and $2.3 million for the six months ended June 30, 2015 and 2014, respectively.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising in the ordinary course of business, including litigation related to claims of infringement of third party patents and other intellectual property. Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on our consolidated financial position, results of operations or cash flows.

5. Stockholders’ Equity and Stock-Based Compensation

Common Stock

Our certificate of incorporation authorizes shares of stock as follows: 150,000,000 shares of Series 1 common stock, 6,107,494 shares of Series 2 common stock and 10,000,000 shares of preferred stock. The common and preferred stock have a par value of $0.001 per share. As of June 30, 2015 and December 31, 2014, 53,614,712 and 54,253,452 shares of Series 1 common stock were outstanding, respectively. As of June 30, 2015 and December 31, 2014, zero shares of preferred stock and Series 2 common stock were outstanding.

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

Share Repurchase

On February 5, 2015, our board of directors authorized the repurchase of up to $100 million worth of shares of our Series 1 common stock over a period of up to 24 months. During the six months ended June 30, 2015, we repurchased 1,545,017 shares of Series 1 common stock at an aggregate purchase price of $27.2 million.

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

Stock-based compensation expense for all employee share-based payment awards is based upon the grant date fair value. We recognize compensation costs, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for differences in actual forfeitures from our previous estimates. We recorded stock-based compensation expense of $6.5 million and $6.4 million for the three months ended June 30, 2015 and 2014, respectively, and $13.4 million and $11.4 million for the six months ended June 30, 2015 and 2014, respectively. We include stock-based compensation expense in cost and expenses consistent with the classification of respective employees’ cash compensation in our consolidated statements of operations. Individuals exercised 658,488 and 1,219,159 stock options during the six months ended June 30, 2015 and 2014, respectively.

The fair value of common stock options granted during the six months ended June 30, 2015 and 2014 was estimated on the grant date using the Black-Scholes-Merton option-pricing model. The weighted-average assumptions for stock options granted are outlined in the following table:

	Six Months Ended June 30,
	2015	2014
	(unaudited)
Expected volatility	51.1%	56.8%
Expected term (in years)	6.0	6.0
Risk-free rate of return	1.7%	1.9%
Expected dividend yield	—	—

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

6. Earnings Per Share

The rights of the holders of Series 1 and Series 2 common stock are identical, except with respect to voting. Each share of Series 1 and Series 2 common stock is entitled to one vote per share; however holders of Series 2 common stock are not entitled to vote in connection with the election of the members of our board of directors. Shares of Series 2 common stock may be converted into shares of Series 1 common stock at any time at the option of the stockholder. As of June 30, 2015 and 2014, no shares of Series 2 common stock were outstanding.

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)
Numerator
Net income (loss)	$(1,591)	$4,326	$2,468	$10,401

Denominator
Weighted average common shares outstanding - basic	53,482	53,791	53,754	53,472
Dilutive effect of stock options, restricted stock units, and Employee Stock Purchase Plan shares	—	1,586	1,137	1,983

Weighted average common shares outstanding - diluted	53,482	55,377	54,891	55,455

Net income (loss) per share:
Basic	$(0.03)	$0.08	$0.05	$0.19

Diluted	$(0.03)	$0.08	$0.04	$0.19

The following common equivalent shares were excluded from the diluted net income (loss) per share calculation, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	1,622	1,349	2,964	1,173
Restricted stock units	2,295	654	680	438
Employee Stock Purchase Plan shares	403	29	—	2

Total	4,320	2,032	3,644	1,613

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2015 (unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Money market deposit accounts	$175,375	$—	$—	$175,375
Foreign exchange forward contract	$—	$27	$—	$27

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market deposit accounts	$170,196	$—	$—	$170,196
Liabilities:
Foreign exchange forward contract	$—	$—	$—	$—

Money market deposit accounts are reported on our consolidated balance sheets as cash and cash equivalents and derivative instruments are reported on our consolidated balance sheets as either prepaid assets and other current assets, net or accrued expenses and other current liabilities.

The fair value of our derivative instruments has been determined using pricing models that take into account the underlying contract terms, as well as all applicable inputs, such as currency rates. The derivative instruments have a fair value of $0.0 million as of June 30, 2015 and December 31, 2014 because we entered into such instruments on those period-ending dates.

Our other financial instruments consist primarily of accounts receivable, accounts payable, accrued liabilities and notes payable. The carrying value of these assets and liabilities approximate their respective fair values as of June 30, 2015 and December 31, 2014 due to the short-term maturities, or in the case of our long-term notes payable, based on the variable interest rate feature. As of June 30, 2015 and December 31, 2014, no significant fair value adjustments were required for nonfinancial assets and liabilities.

8. Income Taxes

Our quarterly tax provision and our quarterly estimate of our annual effective tax rate are subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, and by changes in tax laws and regulations. Additionally, our effective tax rate can be more or less volatile based on the amount of our pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.

Our annual effective tax rate may be adversely impacted by the amount of our pretax income, or loss, relative to our nondeductible expenses associated with stock-based compensation and deferred compensation charges. Our effective tax rate may also be adversely impacted by the amount of our pretax income, or loss, relative to changes in tax law such as the expiration of the U.S. federal research and development credit at the end of 2014.

For the three months ended June 30, 2015 and 2014, we recorded income tax expense of $27 thousand and $2.9 million, resulting in an effective tax rate of (1.7%) and 40.4%, respectively. For the six months ended June 30, 2015 and 2014, we recorded income tax expense of $2.4 million and $7.2 million, resulting in an effective tax rate of 49.5% and 40.9%, respectively. As of June 30, 2015, our effective tax rate estimate for the year ended December 31, 2015 differed from the statutory rate primarily due to tax charges associated with, non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which are partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options. As of June 30, 2014, our effective tax rate estimate for the year ended December 31, 2014 differed from the statutory rate primarily due to tax charges associated with the implementation of our global corporate restructuring plan in the first fiscal quarter of 2014, non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which is partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options.

9. Related Party Transactions

On December 26, 2013, we entered into an agreement with a domain registry company and certain of its subsidiaries. We agreed to pay the domain registry company $4.3 million for second level domains, or SLDs, contingent upon the domain registry company becoming the registry operator for such domains. In April 2015, we used $4.3 million to purchase the SLDs from the domain registry company pursuant to the terms of our agreement. An investment fund holds more than 10% of the outstanding capital stock of the domain registry company and holds more than 5% of a class of our voting securities as of March 3, 2015. In addition, during the period in which the agreement with the domain registry company was entered into and as of the date the purchase of the SLDs was completed, a member of our board of directors was a general partner of the entity that indirectly is the general partner of the investment fund.

10. Subsequent Events

In August 2015, we announced plans to reduce operating expenses in order to realign our cost structure with our current strategic plan. As part of this expense reduction, we have reduced U.S. headcount by approximately 10 percent. We currently expect to incur $1.2 million in severance costs associated with the targeted employee reductions, which will be included in the results of our operations for the third quarter of 2015.

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

Overview

We operate the world’s largest marketplace for digital offers, connecting consumers with leading retailers and brands. In the year ended December 31, 2014, our marketplace featured digital offers from over 70,000 retailers and brands, and we had contracts with more than 10,000 retailers. According to our internal data compiled using Google Analytics, during the trailing twelve months ended June 30, 2015, we had more than 731 million total visits to our desktop and mobile websites. During the three months ended June 30, 2015, we averaged 18.4 million mobile unique visitors per month. We own and operate the largest digital offer marketplaces in the U.S. (RetailMeNot.com) and the U.K. (VoucherCodes.co.uk) and the largest portfolio of digital offer websites in France (Bons-de-Reduction.com, Poulpeo.com and Ma-Reduc.com).

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

During the three and six months ended June 30, 2015 and 2014, the substantial majority of our net revenues were derived from commissions earned when consumers made purchases using digital offers featured on our websites and mobile applications. We expect that a majority of our net revenues in the future will continue to be derived from these commissions. Commission rates are determined through negotiations with retailers based on a variety of factors, including the level of exposure to consumers in our marketplace, the quality and volume of sales realized from consumers using digital offers from our marketplace, the category of products purchased using digital offers and whether the commission arrangement is entered into as part of an arrangement that includes other services such as premium advertising placements. We sell our solutions to retailers through a direct sales force.

During the three and six months ended June 30, 2015, we generated net revenues of $53.2 million and $113.6 million, representing decreases over the comparable prior year periods of 10.6% and 6.0%, respectively. Net income (loss) decreased from income of $4.3 million and $10.4 million for the three and six months ended June 30, 2014 to a loss of $1.6 million and income of $2.5 million for the three and six months ended June 30, 2015. Adjusted EBITDA decreased from $19.7 million and $41.0 million to $10.6 million and $29.3 million over the comparable three and six month periods. See page 22 for further discussion of adjusted EBITDA, our use of this measure, the limitations of this measure as an analytical tool, and the reconciliation of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

In August 2015, we announced plans to reduce operating expenses in order to realign our cost structure with our current strategic plan. As part of this expense reduction, we have reduced U.S. headcount by approximately 10%. We currently expect to incur $1.2 million in severance costs associated with the targeted employee reductions, which will be included in the results of our operations for the third quarter of 2015.

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

We intend to achieve future success by continuing to focus on improving the monetization of our websites and mobile applications. Since the launch of our mobile websites and mobile applications, traffic to these properties has increased significantly. Mobile traffic generally monetizes at a lower rate than desktop traffic. We believe the comparatively lower rate of monetization primarily results from the following: (1) mobile visits tend to be more exploratory in nature, due to both lower purchase intent than desktop visits and difficulties in navigating from our mobile websites and applications to retailer websites, (2) many retailers currently do not recognize affiliate tracking links on their mobile websites or applications, and the tracking mechanisms related to such may not function to allow proper attribution of sales to us and (3) we do not receive sales commissions or attribution when consumers that visit our websites and mobile applications using a mobile device subsequently make a purchase by directly accessing a retailer’s website on another device, such as a desktop or tablet or in-store (a circumstance known as cross device switching). We intend to introduce new methods of monetizing our consumer traffic, particularly the traffic to our mobile websites and applications, including through the use of cost-per-click pricing, single use codes and the introduction of new products and types of offers.

We also believe that recruiting, training and retaining talented employees and strengthening our direct relationships with consumers and retailers will be critical to our future success. We also aim to further strengthen our value proposition for retailers by expanding our retailer solutions. For example, we have recently introduced sponsored category listings, more premium placement advertising opportunities and digital circulars and showcases. We also plan to improve the consistency and reliability of our marketplace by continuing to invest in the development and implementation of certain universal software platforms to support our websites. We believe this investment will allow us to more easily and rapidly expand organically in new geographic markets and integrate the systems of any additional digital offering businesses which we may acquire and should result in increased operational efficiency. We believe that these significant investments in our team, branding, relationships and technology will enable our expansion into new markets and improve the quality, consistency and monetization of our marketplace.

Key Financial and Operating Metrics

We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments, and assess the longer-term performance of our business. The key financial and operating metrics we use are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except net revenues per visit)
Financial Metrics
Online transaction net revenues:
Desktop online transaction net revenues	$38,622	$51,337	$85,707	$106,403
Mobile online transaction net revenues	4,942	2,587	10,512	4,934

Total online transaction net revenues	43,564	53,924	96,219	111,337
Advertising and in-store net revenues	9,616	5,582	17,345	9,439

Net revenues	53,180	59,506	113,564	120,776
Adjusted EBITDA	10,642	19,650	29,317	41,040

Operating Metrics
Visits:
Desktop visits	97,229	115,360	206,388	237,084
Mobile visits	66,798	38,863	137,498	72,348

Total visits	164,027	154,223	343,886	309,432
Online transaction net revenues per visit:
Desktop online transaction net revenues per visit	$0.40	$0.45	$0.42	$0.45
Mobile online transaction net revenues per visit	$0.07	$0.07	$0.08	$0.07
Total online transaction net revenues per visit	$0.27	$0.35	$0.28	$0.36
Mobile unique visitors	18,403	12,754	18,403	12,754

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

Advertising and In-store Net Revenues. We define advertising net revenues collectively as amounts paid to us by paid retailers for displaying digital offers that may be redeemed on one of our websites, as well as amounts paid to us by paid retailers for providing premium placement advertising of the retailer’s brand on our websites, mobile applications and email newsletters. We define in-store net revenues collectively as commission amounts earned from paid retailers when a consumer presents a digital offer to the retailer and the digital offer is scanned or a unique digital offer code is entered by the retailer at the point of sale, as well as amounts paid to us by paid retailers for displaying digital offers on our websites and mobile applications that may be redeemed in-store.

Net Revenues. We define net revenues as the total of our online transaction net revenues and our advertising and in-store net revenues. We believe net revenues are an important indicator for our business because they are a reflection of the value we offer to consumers and retailers through our marketplace.

Adjusted EBITDA. We define this metric as net income (loss) plus depreciation, amortization of intangible assets, stock-based compensation expense, third party acquisition-related costs, other non-cash operating expenses (including compensation arrangements entered into in connection with acquisitions), net interest expense, other non-operating income and expenses and income taxes net of any foreign exchange income or expenses. We believe that the use of adjusted EBITDA is helpful in evaluating our operating performance because it excludes certain non-cash expenses, including depreciation, amortization of intangible assets and stock-based compensation expense. For further discussion regarding Adjusted EBITDA, along with a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, please see the information under the caption “Discussion Regarding Non-GAAP Financial Measures” below.

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

Mobile Unique Visitors. This amount represents the average number of monthly mobile unique visitors for the three month periods ending June 30, 2015 and 2014, respectively. We define each of the following as a mobile unique visitor: (i) the first time a specific mobile device accesses one of our mobile applications during a calendar month, and (ii) the first time a specific mobile device accesses one of our mobile websites using a specific web browser during a calendar month. If a mobile device accesses more than one of our mobile websites or mobile applications in a single calendar month, the first access to each such mobile website or mobile application is counted as a mobile unique visitor, as they are tracked separately for each mobile domain. We measure mobile unique visitors with a combination of internal data sources and Google Analytics data.

We view mobile unique visitors as a key indicator of the size of our mobile audience as well as our brand awareness among consumers and usage of our mobile solutions, which we expect to be important as users increasingly rely on their mobile devices.

Discussion Regarding Non-GAAP Financial Measures

To provide investors with additional information regarding our financial results, we have disclosed in the tables above and elsewhere in this Quarterly Report on Form 10-Q adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation below of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

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

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results.

The following table presents a reconciliation of adjusted EBITDA to net income (loss) for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(1,591)	$4,326	$2,468	$10,401
Depreciation and amortization	4,253	4,086	8,179	8,290
Stock-based compensation expense	6,544	6,366	13,357	11,380
Third party acquisition-related costs	—	—	55	—
Other operating expenses	763	1,112	1,528	2,460
Interest expense, net	492	494	913	1,025
Other expense, net	154	328	397	300
Provision for income taxes	27	2,938	2,420	7,184

Adjusted EBITDA	$10,642	$19,650	$29,317	$41,040

The following tables present depreciation expense and stock-based compensation expense as included in the various lines of our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Depreciation Expense:
Cost of net revenues	$123	$111	$252	$232
Product development	792	350	1,455	641
Sales and marketing	331	248	638	478
General and administrative	268	183	469	302

Total depreciation expense	$1,514	$892	$2,814	$1,653

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Stock-Based Compensation Expense:
Cost of net revenues	$530	$470	$1,119	$811
Product development	2,074	1,896	4,333	3,220
Sales and marketing	1,525	1,476	2,947	2,714
General and administrative	2,415	2,524	4,958	4,635

Total stock-based compensation expense	$6,544	$6,366	$13,357	$11,380

Key Components of Our Results of Operations

Net Revenues

The substantial majority of our net revenues consist of commissions we receive from paid retailers, either directly or through performance marketing networks. In general, we earn commissions from a paid retailer when a consumer makes a purchase online from that paid retailer after clicking on a digital offer for that paid retailer on one of our websites or mobile applications. We also earn revenues from our in-store product, which include commissions earned from a paid retailer when a consumer presents a digital offer to the retailer in-store and the digital offer is scanned or a unique digital offer code is entered by the retailer at the point of sale, and amounts paid to us by retailers for displaying digital offers that may be redeemed in-store on our websites or mobile applications. We provide performance marketing solutions under contracts with retailers, which generally provide for commission payments to be facilitated by performance marketing networks. Commission rates are typically negotiated with individual retailers with which we have contracts. Our commission rates vary based on the retailer, the product category and whether the commission arrangement is entered into as part of an arrangement that includes other services such as premium advertising placements. We recognize commission revenues when we receive confirmation that a consumer has completed a purchase transaction with a paid retailer, as reported to us through a performance marketing network, or in some cases, by the retailer directly. When a digital offer applies only to specific items, the discount to the consumer will be applied only to those specific items, but our commission is generally based on the aggregate purchase price of all items purchased at that time by the consumer. Finally, we also earn advertising revenues from premium placement advertising on our websites, mobile applications and email newsletters. Rates for advertising are typically negotiated with individual retailers with which we have contracts. Payments for advertising may be made directly by retailers or through performance marketing networks. We expect that the majority of our net revenues in the future will continue to be derived from commissions. Commission revenues are reported net of a reserve for estimated returns. We estimate returns based on our actual historical returns experience; these returns have not been significant.

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

In August 2015, we announced plans to reduce operating expenses in order to realign our cost structure with our current strategic plan. As part of this expense reduction, we have reduced U.S. headcount by approximately 10%. In so doing, we expect to reduce personnel costs by approximately $3.0 million for the remainder of 2015. We currently expect to incur $1.2 million in severance costs associated with the targeted employee reductions, which will be included in the results of our operations for the third quarter of 2015.

Including the costs savings expected to be recognized as a result of our August 2015 expense reduction, we continue to expect personnel costs will be higher in 2015, both in absolute dollars and as a percentage of net revenues, when compared to the prior year as a result of personnel hired during the first two quarters of 2015 and the full year impact of personnel hired in 2014. Personnel costs for employees include salaries and amounts earned under variable compensation plans, payroll taxes, benefits, stock-based compensation expense, costs associated with recruiting new employees, travel costs and other employee-related costs.

Cost of Net Revenues

Our cost of net revenues consists of direct and indirect costs incurred to generate net revenues. These costs consist primarily of personnel costs of our merchandising, site operations and website technical support employees; fees paid to third-party contractors engaged in the operation and maintenance of our websites and mobile applications; depreciation; and website hosting and Internet service costs. We expect our cost of net revenues to increase in both absolute dollars and as a percentage of net revenues in 2015 as we continue to build our infrastructure to support our business across multiple markets and endeavor to improve offer quality and increase the number and amount of consumer purchases resulting from visits to our websites and from use of our mobile applications.

Product Development

Our product development expense consists primarily of personnel costs of our product management and software engineering teams, as well as fees paid to third-party contractors and consultants engaged in the design, development, testing and improvement of the functionality and user experience of our websites and mobile applications. Due to personnel costs associated with employees hired during the first two quarters of 2015 and the full year impact of employees hired in 2014, we expect our product development expense to increase both in absolute dollars and as a percentage of net revenues in 2015.

Sales and Marketing

Our sales and marketing expense consists primarily of personnel costs of our sales, marketing, SEO and business analytics employees, as well as online and other advertising expenditures, branding programs and other marketing expenses. Our advertising, branding programs and other marketing costs include paid search advertising fees, online display advertising, including on social networking sites, television advertising, creative development fees, public relations, email campaigns, trade show costs, sweepstakes and promotions and other general marketing costs. We intend to increase our sales efforts in 2015 to strengthen our relationships with retailers. Therefore, we expect our sales and marketing expenses to increase in absolute dollars and as a percentage of net revenues in 2015.

General and Administrative

Our general and administrative expense consists primarily of the personnel costs of our general corporate functions, including executive, finance, accounting, legal and human resources. Other costs included in general and administrative include professional fees for legal, audit and other consulting services, travel and entertainment, charitable contributions, provision for doubtful accounts receivable and other general corporate overhead expenses. After giving effect to our expense reduction plans discussed above, we expect our general and administrative expenses to decrease in absolute dollars and as a percentage of net revenues in 2015.

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

Income Tax Expense

Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, which are taken into account in the relevant period. We update our estimate of the annual effective tax rate each quarter, and make a cumulative adjustment if our estimated tax rate changes.

Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions, state taxes and non-deductible expenses, such as deferred compensation and stock-based compensation. Our mix of foreign versus U.S. income, our ability to generate tax credits and our incurrence of any non-deductible expenses will likely cause our effective tax rate to fluctuate in the future. Our effective tax rate is also affected by discrete items that may occur in any given period, but are not consistent from period to period. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.

In prior periods, we have benefited from the tax credit incentives under the U.S. research and experimentation tax credit extended to taxpayers engaged in qualified research and experimental activities. The tax credit expired on December 31, 2014, and as such, no benefit is reflected in our income tax expense in the three and six months ended June 30, 2015. If this credit is renewed under similar terms as in prior years, the result could benefit our effective tax rate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Consolidated Statements of Operations Data:
Net revenues	$53,180	$59,506	$113,564	$120,776
Costs and expenses:
Cost of net revenues	5,176	4,648	10,522	9,078
Product development	13,072	12,980	26,392	23,686
Sales and marketing	22,636	19,195	44,277	40,367
General and administrative	9,712	10,291	19,282	19,638
Amortization of purchased intangible assets	2,739	3,194	5,365	6,637
Other operating expenses	763	1,112	1,528	2,460

Total costs and expenses	54,098	51,420	107,366	101,866

Income (loss) from operations	(918)	8,086	6,198	18,910
Other income (expense):
Interest expense, net	(492)	(494)	(913)	(1,025)
Other expense, net	(154)	(328)	(397)	(300)

Income (loss) before income taxes	(1,564)	7,264	4,888	17,585
Provision for income taxes	(27)	(2,938)	(2,420)	(7,184)

Net income (loss)	$(1,591)	$4,326	$2,468	$10,401

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Consolidated Statements of Operations Data as Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of net revenues	9.7	7.8	9.3	7.5
Product development	24.6	21.8	23.2	19.6
Sales and marketing	42.6	32.3	39.0	33.4
General and administrative	18.3	17.3	17.0	16.3
Amortization of purchased intangible assets	5.2	5.4	4.7	5.5
Other operating expenses	1.3	1.8	1.3	2.0

Total cost and expenses	101.7	86.4	94.5	84.3

Income (loss) from operations	(1.7)	13.6	5.5	15.7
Other income (expense):
Interest expense, net	(0.9)	(0.8)	(0.8)	(0.8)
Other expense, net	(0.3)	(0.6)	(0.4)	(0.3)

Income (loss) before income taxes	(2.9)	12.2	4.3	14.6
Provision for income taxes	(0.1)	(4.9)	(2.1)	(6.0)

Net income (loss)	(3.0)%	7.3%	2.2%	8.6%

Net Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net Revenues by Source:
Desktop online transactions	$38,622	$51,337	$85,707	$106,403
Mobile online transactions	4,942	2,587	10,512	4,934

Online transactions	43,564	53,924	96,219	111,337
Advertising and in-store	9,616	5,582	17,345	9,439

Total net revenues	$53,180	$59,506	$113,564	$120,776

Percentage of Net Revenues by Source:
Desktop online transactions	72.6%	86.3%	75.5%	88.1%
Mobile online transactions	9.3	4.3	9.2	4.1

Online transactions	81.9	90.6	84.7	92.2
Advertising and in-store	18.1	9.4	15.3	7.8

Total percentage	100.0%	100.0%	100.0%	100.0%

Net Revenues by Geography:
U.S.	$41,544	$46,038	$88,250	$93,603
International	11,636	13,468	25,314	27,173

Total net revenues	$53,180	$59,506	$113,564	$120,776

Percentage of Net Revenues by Geography:
U.S.	78.1%	77.4%	77.7%	77.5%
International	21.9	22.6	22.3	22.5

Total percentage	100.0%	100.0%	100.0%	100.0%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014. Net revenues decreased by $6.3 million, or 10.6%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

The overall decrease in net revenues was driven by a $12.7 million, or 24.8%, decrease in desktop online transaction net revenues, partially offset by a $2.4 million, or 91.0%, increase in mobile online transaction net revenues and a $4.0 million, or 72.3%, increase in our advertising and in-store net revenues. The decrease in our desktop online transaction net revenues was primarily caused by a 15.7% decrease in the total volume of visits to our desktop websites and was further driven by deterioration in the average commission rate paid to us. The growth in our mobile online transaction net revenues was primarily driven by a 71.9% increase in visits to our mobile websites, as well as improved monetization driven by an increase in the percentage of visits, including the incremental visits in the period, that resulted in a paid transaction. The growth in our advertising and in-store net revenues was primarily due to the expansion and efforts of our direct sales force as well as improvements to the usability and functionality enhancements of our in-store product.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014. Net revenues decreased by $7.2 million, or 6.0%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

The overall decrease in net revenues was driven by a $20.7 million, or 19.5%, decrease in desktop online transaction net revenues, partially offset by a $5.6 million, or 113.1%, increase in mobile online transaction net revenues and a $7.9 million, or 83.8%, increase in our advertising and in-store net revenues. The decrease in our desktop online transaction net revenues was primarily caused by a 12.9% decrease in the total volume of visits to our desktop websites and deterioration in the average commission rate paid to us and was further driven by a shift in commissioned sales towards product categories with lower average order values. The growth in our mobile online transaction net revenues was primarily driven by a 90.1% increase in visits to our mobile websites, as well as improved monetization driven by an increase in the percentage of visits, including the incremental visits in the period, that resulted in a paid transaction. The growth in our advertising and in-store net revenues was primarily due to the expansion and efforts of our direct sales force as well as improvements to the usability and functionality enhancements of our in-store product.

Cost of Net Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Cost of net revenues	$5,176	$4,648	$10,522	$9,078
Percentage of net revenues	9.7%	7.8%	9.3%	7.5%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014. For the three months ended June 30, 2015, cost of net revenues increased by $0.5 million, or 11.4%, compared to the three months ended June 30, 2014. This increase was largely attributable to a $0.3 million increase in personnel costs.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014. For the six months ended June 30, 2015, cost of net revenues increased by $1.4 million, or 15.9%, compared to the six months ended June 30, 2014. This increase was largely attributable to a $0.8 million increase in personnel costs.

Product Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Product development	$13,072	$12,980	$26,392	$23,686
Percentage of net revenues	24.6%	21.8%	23.2%	19.6%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014. For the three months ended June 30, 2015, product development expense increased by $0.1 million, or 0.7%, compared to the three months ended June 30, 2014. This increase was primarily attributable to a $1.3 million increase in personnel costs. We increased personnel in order to enhance the functionality of, and develop new features and products for, our websites and mobile applications, and to strengthen our reporting and analytics capabilities. Additionally, fees for third-party data storage and hosting services increased by $0.4 million. These increases were partially offset by the capitalization of $1.4 million of internally developed software and website development costs, net of depreciation expense recognized during the period, related primarily to infrastructure development to enhance our advertising and in-store products, personalization capabilities and content quality and delivery capabilities.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014. For the six months ended June 30, 2015, product development expense increased by $2.7 million, or 11.4%, compared to the six months ended June 30, 2014. This increase was primarily attributable to a $4.2 million increase in personnel costs. We increased personnel in order to enhance the functionality of, and develop new features and products for, our websites and mobile applications, and to strengthen our reporting and analytics capabilities. Additionally, fees for third-party data storage and hosting services increased by $0.8 million. These increases were partially offset by the capitalization of $2.7 million of internally developed software and website development costs, net of depreciation expense recognized during the period, related primarily to infrastructure development to enhance our advertising and in-store products, personalization capabilities and content quality and delivery capabilities.

Sales and Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Sales and marketing	$22,636	$19,195	$44,277	$40,367
Percentage of net revenues	42.6%	32.3%	39.0%	33.4%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014. For the three months ended June 30, 2015, sales and marketing expense increased by $3.4 million, or 17.9%, compared to the three months ended June 30, 2014. This increase was primarily attributable to an increase in advertising and personnel costs. Personnel costs increased by $1.7 million. We increased personnel in order to continue the expansion of our sales teams to support our growing business and to further strengthen relationships with leading retailers. We also added personnel to expand our email marketing, social media and other consumer acquisition initiatives. Online, brand and other marketing expenses increased by $1.4 million. This increase was primarily attributable to online advertising for brand building, contextual advertising placements and user acquisition efforts. We also incurred an increase of $0.7 million in paid search expenses.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014. For the six months ended June 30, 2015, sales and marketing expense increased by $3.9 million, or 9.7%, compared to the six months ended June 30, 2014. This increase was primarily attributable to an increase of $3.0 million in personnel costs. We increased personnel in order to continue the expansion of our sales teams to support our growing business and to further strengthen relationships with leading retailers. We also added personnel to expand our email marketing, social media and other consumer acquisition initiatives. We also incurred an increase of $1.0 million in paid search expenses.

General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
General and administrative	$9,712	$10,291	$19,282	$19,638
Percentage of net revenues	18.3%	17.3%	17.0%	16.3%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014. For the three months ended June 30, 2015, general and administrative expense decreased by $0.6 million, or 5.6%, compared to the three months ended June 30, 2014. This decrease was primarily attributable to a $0.5 million decrease in our provision for doubtful accounts receivable.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014. For the six months ended June 30, 2015, general and administrative expense decreased by $0.4 million, or 1.8%, compared to the six months ended June 30, 2014. This decrease was primarily attributable to a $1.1 million decrease in our provision for doubtful accounts receivable, partially offset by a $0.4 million increase in professional services fees.

Amortization of Purchased Intangible Assets

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Amortization of purchased intangible assets	$2,739	$3,194	$5,365	$6,637
Percentage of net revenues	5.2%	5.4%	4.7%	5.5%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014. For the three months ended June 30, 2015, amortization of purchased intangible assets decreased by $0.5 million, or 14.2%, compared to the three months ended June 30, 2014. The decrease in amortization expense was primarily due to the expiration of the useful life of certain of the purchased intangible assets as part of our acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com in May 2012, Ma-Reduc.com in July 2013 and YSL Ventures, Inc. in October 2013.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014. For the six months ended June 30, 2015, amortization of purchased intangible assets decreased by $1.3 million, or 19.2%, compared to the six months ended June 30, 2014. The decrease in amortization expense was primarily due to the expiration of the useful life of certain of the purchased intangible assets as part of our acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com in May 2012, Ma-Reduc.com in July 2013 and YSL Ventures, Inc. in October 2013.

Other Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Deferred compensation	$768	$1,112	$1,536	$2,459
Asset disposal loss (gain)	(5)	—	(8)	1

Total other operating expenses	$763	$1,112	$1,528	$2,460

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014. During the three months ended June 30, 2015 and 2014, we recognized $0.8 million and $1.1 million, respectively, in deferred compensation charges for our October 2013 acquisition of the business of YSL Ventures, Inc. and our May 2012 acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com. Our obligations to pay the outstanding amounts under these deferred compensation arrangements are contingent upon the continued employment of the selling stockholders and, as a result, have been recorded as deferred compensation, which we amortize over the term of the compensation arrangements with the sellers. The decrease in deferred compensation expense is due primarily to the May 2014 completion of our deferred compensation agreement with the selling stockholders of Bons-de-Reduction.com and Poulpeo.com.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014. During the six months ended June 30, 2015 and 2014, we recognized $1.5 million and $2.5 million, respectively, in deferred compensation charges for our October 2013 acquisition of the business of YSL Ventures, Inc. and our May 2012 acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com. Our obligations to pay the outstanding amounts under these deferred compensation arrangements are contingent upon the continued employment of the selling stockholders and, as a result, have been recorded as deferred compensation, which we amortize over the term of the compensation arrangements with the sellers. The decrease in deferred compensation expense is due primarily to the May 2014 completion of our deferred compensation agreement with the selling stockholders of Bons-de-Reduction.com and Poulpeo.com.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Interest expense, net	$(492)	$(494)	$(913)	$(1,025)
Other expense, net	(154)	(328)	(397)	(300)

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014. Interest expense, net, remained relatively constant for the three months ended June 30, 2015 as compared to the comparable prior year period. The impact of lower average interest rates on our outstanding debt, due to the repayment during 2014 of seller notes we issued in connection with our acquisitions of businesses was largely offset by an increase in average outstanding principal on our senior debt facility.

The decrease in other expense, net is due to a decrease in our net foreign currency exchange loss. For the three months ended June 30, 2015, our foreign exchange net loss of $0.2 million was primarily driven by a loss of $0.4 million related to our foreign exchange derivative instrument. We did not enter into any foreign exchange derivative instruments during the three months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014. The decrease in interest expense, net for the six months ended June 30, 2015 is primarily the result of lower average interest rates on our outstanding debt, due to the repayment during 2014 of seller notes we issued in connection with our acquisitions of businesses. This decrease was partially offset by an increase in average outstanding principal on our senior debt facility.

The increase in other expense, net is due to an increase in our net foreign currency exchange loss. For the six months ended June 30, 2015, we had an unrealized foreign exchange net loss of $1.3 million, which was partially offset by a $0.9 million realized foreign exchange gain. The realized gain was primarily driven by a gain of $0.6 million related to our foreign exchange derivative instrument. We did not enter into any foreign exchange derivative instruments during the six months ended June 30, 2014.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Provision for income taxes	$(27)	$(2,938)	$(2,420)	$(7,184)
Percentage of net revenues	(0.1)%	(4.9)%	(2.1)%	(6.0)%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014. Our income tax expense for the three months ended June 30, 2015 was $27 thousand, compared to income tax expense of $2.9 million for the three months ended June 30, 2014. Our effective tax rate was (1.7%) and 40.4% during the three months ended June 30, 2015 and 2014, respectively.

The change in our quarterly tax provision and our quarterly estimate of our annual effective tax rate as compared to the prior year comparable period was subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, and by changes in tax laws and regulations. Additionally, our effective tax rate was more volatile in the current period due to the comparatively greater impact of discrete items and non-deductible expenses on our effective tax rate when our pre-tax income (loss) is lower.

As of June 30, 2015, our effective tax rate estimate for the year ended December 31, 2015 differed from the statutory rate primarily due to non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which are partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options. As of June 30, 2014, our effective tax rate estimate for the year ended December 31, 2014 differed from the statutory rate primarily due to tax charges associated with the implementation of our global corporate restructuring plan in the first fiscal quarter of 2014, non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which is partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014. Our income tax expense for the six months ended June 30, 2015 was $2.4 million, compared to income tax expense of $7.2 million for the six months ended June 30, 2014. Our effective tax rate was 49.5% and 40.9% during the six months ended June 30, 2015 and 2014, respectively.

The change in our interim tax provision and our interim estimate of our annual effective tax rate as compared to the prior year comparable period was subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, and by changes in tax laws and regulations. Additionally, our effective tax rate was more volatile in the current period due to the comparatively greater impact of discrete items and non-deductible expenses on our effective tax rate when our pre-tax income (loss) is lower.

As of June 30, 2015, our effective tax rate estimate for the year ended December 31, 2015 differed from the statutory rate primarily due to non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which are partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options. As of June 30, 2014, our effective tax rate estimate for the year ended December 31, 2014 differed from the statutory rate primarily due to tax charges associated with the implementation of our global corporate restructuring plan in the first fiscal quarter of 2014, non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which is partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options.

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

Our investments have led to uneven quarterly operating results due to increases in personnel costs, product and technology enhancements and the impact of strategic projects. The return on these investments is generally achieved in future periods and, as a result, these investments can adversely impact near term results.

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

Liquidity and Capital Resources

Since our inception, we have funded our operations and acquisitions primarily through private placements of our preferred stock, the issuance of equity securities through our initial public offering and follow-on public offering, bank borrowings and cash flows from operations. We generated positive cash flows from operations for the six months ended June 30, 2015 and 2014. As of June 30, 2015, we had $279.8 million in cash and cash equivalents, compared to $244.5 million at December 31, 2014. At June 30, 2015, certain of our foreign subsidiaries held approximately $16.0 million of our cash and cash equivalents. If these assets were distributed to the U.S., we might be subject to additional U.S. taxes in certain circumstances, subject to an adjustment for foreign tax credits, and foreign withholding taxes. We have not provided for these taxes because we consider these assets to be permanently reinvested in our foreign subsidiaries. We have no plans or intentions to repatriate cumulative earnings of our foreign subsidiaries through June 30, 2015.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$44,641	$36,467
Net cash used in investing activities	(14,620)	(3,635)
Net cash provided by financing activities	6,024	14,997
Effects of foreign currency exchange rate on cash	(710)	195

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net change in cash and cash equivalents	35,335	48,024
Cash and cash equivalents at beginning of the period	244,482	165,881

Cash and cash equivalents at end of the period	$279,817	$213,905

Net Cash Provided by Operating Activities

Cash provided by operating activities primarily consists of our net income adjusted for certain non-cash items and the effect of changes in operating assets and liabilities. Net cash provided by operating activities was $44.6 million and $36.5 million during the six months ended June 30, 2015 and 2014, respectively.

During the six months ended June 30, 2015, cash flows from operating activities were primarily generated through net income of $2.5 million, including the impact of depreciation and amortization expense of $8.2 million, stock-based compensation expense of $13.4 million, amortization of deferred compensation of $1.5 million and $19.1 million from changes in cash flows associated with operating assets and liabilities, offset by excess income tax benefits from stock-based compensation of $1.3 million. The changes in cash flows associated with operating assets and liabilities were primarily driven by a decrease in accounts receivable of $31.0 million due to a seasonal decrease in net revenues following the fourth quarter, which was partially offset by other changes in operating assets and liabilities of $11.9 million.

During the six months ended June 30, 2014, cash flows from operating activities were primarily generated through net income of $10.4 million, including the impact of depreciation and amortization expense of $8.3 million, stock-based compensation expense of $11.4 million, amortization of deferred compensation of $2.5 million and $14.9 million from changes in cash flows associated with operating assets and liabilities, offset by excess income tax benefits from stock-based compensation of $10.5 million and a deferred income tax benefit of $1.8 million. The changes in cash flows associated with operating assets and liabilities were primarily driven by a decrease in accounts receivable of $16.8 million due to a seasonal decrease in net revenues following the fourth quarter.

Net Cash Used in Investing Activities

Our primary investing activities consist of purchases of property and equipment and other assets and the purchase of a non-marketable investment. Net cash used in investing activities was $14.6 million and $3.6 million during the six months ended June 30, 2015 and 2014, respectively.

During the six months ended June 30, 2015 and 2014, we used $10.6 million and $3.6 million, respectively related to the purchase of computer equipment and software, office furniture and fixtures, leasehold improvements, certain capitalized internally developed software and website development costs and domain names. As we expand our business and facilities, we intend to purchase additional technology resources and invest in our operating facilities.

During the six months ended June 30, 2015, we used $4.0 million to invest in a non-controlling minority ownership stake in a privately-held marketing technology company in the United States.

We may make acquisitions in the future that could have a material impact on our cash flows and operations.

Net Cash Provided by Financing Activities

Our primary financing activities consisted of proceeds from borrowings under our revolving credit facility, the repurchase of our Series 1 common stock, repayments of our senior debt and the share based payment activity. Net cash provided by financing activities was $6.0 million and $15.0 million in the six months ended June 30, 2015 and 2014, respectively.

During the six months ended June 30, 2015, we borrowed $30.0 million under our revolving credit facility and used $27.2 million to repurchase our Series 1 common stock. The remainder of our financing activities was primarily composed of proceeds from the issuance of common stock, net of shares withheld for taxes, of $4.5 million, the repayment of a $2.5 million portion of our senior debt and the excess income tax benefit from stock-based compensation and other costs of $1.3 million.

During the six months ended June 30, 2014, we used $5.3 million to repay a portion of our senior debt and certain seller notes payable. The remainder of our financing activities was primarily composed of proceeds from the issuance of common stock, net of shares withheld for taxes, of $9.8 million and the excess income tax benefit from stock-based compensation and other costs of $10.5 million.

Capital Resources

We believe that our existing cash and cash equivalents and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. As of June 30, 2015, we had $77.5 million in long-term debt outstanding, $10.0 million of which is classified as current maturities, and $95.0 million available for borrowing under our revolving credit facility.

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

On February 5, 2015 our board of directors authorized the repurchase of up to $100 million worth of our Series 1 common stock over a period of up to 24 months. We plan to fund any purchases under this program from one or a combination of existing cash balances, future cash flow, availability under our revolving credit facility and additional debt financing. During the six months ended June 30, 2015, we used $27.2 million to repurchase 1,545,017 shares of our Series 1 common stock.

Contractual Obligations

There were no material changes to our commitments under contractual obligations as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

For the three and six months ended June 30, 2015, we did not, and we do not currently, have any off-balance sheet arrangements.

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

Income Taxes

We are subject to income taxes in both the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rate could be affected by differences between our anticipated and the actual mix of earnings generated across different tax jurisdictions which have higher or lower statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, by changes in foreign currency exchange rates or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations.

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

Foreign Currency Exchange Risk

We transact business in various currencies other than the U.S. dollar, principally the British pound sterling and the Euro, which exposes us to foreign currency risk. Net revenues and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of each of our non-U.S. subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. For the six months ended June 30, 2015 and 2014, approximately 22.3% and 22.5%, respectively, of our net revenues were denominated in such foreign currencies.

We have entered into a forward contract to hedge fluctuations in the value of certain intercompany debt denominated in foreign currencies but did not enter into any derivative financial instruments for trading or speculative purposes. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of the consolidation of our international operations due to transaction gains (losses) related to revaluing certain cash balances and trade accounts receivable that are denominated in currencies other than the U.S. dollar, we believe such a change will not have a material impact on our results of operations.

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

The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all of our currency exposures as of June 30, 2015, assuming instantaneous and parallel shifts in exchange rates. As of June 30, 2015, our working capital surplus (defined as current assets less current liabilities) subject to foreign currency translation risk was $22.9 million. The potential decrease in net current assets from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates would be $2.3 million. This compares to a working capital surplus subject to foreign currency translation risk of $23.0 million as of December 31, 2014, for which a hypothetical 10% adverse change would have resulted in a potential decrease in net current assets of $2.3 million.

Interest Rate Risk

As of June 30, 2015, we had total notes payable of $77.5 million, consisting of variable interest rate debt based on 3-month LIBOR. Our variable interest rate debt is subject to interest rate risk, because our interest payments will fluctuate with movements in the underlying 3-month LIBOR rate. A 100 basis point change in LIBOR rates would result in an increase in our interest expense of $0.8 million for the next 12 months based on current outstanding borrowings.

Our exposure to market risk on our cash and cash equivalents for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in the three and six months ended June  30, 2015.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

During the second quarter of 2015, we had a change in our internal control over financial reporting that occurred as a result of our implementation of a new enterprise resource planning, or ERP, system that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The introduction of our new ERP system resulted in changes to many of our financial reporting controls and procedures. Such changes were identified and planned prior to their introduction into our internal controls over financial reporting. Following implementation, these new controls are being validated according to our established processes. The integration of the ERP system and related workflow changes will continue throughout 2015 and may result in further changes to our financial reporting controls and procedures.

There were no other changes in our internal control over financial reporting during the three month period covered by this Quarterly Report on Form 10-Q, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising in the ordinary course of business, including those related to claims of infringement of third party patents and other intellectual property. Management believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on our consolidated financial position, results of operations or cash flows.

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

Traffic to our desktop websites has declined significantly year-over-year. If we are unable to continue to attract visitors to our websites from search engines, then consumer traffic to our websites could decrease, which could negatively impact the number of purchases generated for our retailers through our marketplace, and therefore negatively impact our ability to maintain or grow our net revenues and profitability.

We generate consumer traffic to our websites using various methods, including search engine marketing, or SEM, search engine optimization, or SEO, email campaigns and social media referrals. Our net revenues and profitability levels are dependent upon our continued ability to use a combination of these methods to generate consumer traffic to our websites in a cost-efficient manner. We have experienced and continue to experience fluctuations in search result rankings for a number of our websites. There can be no assurances that we will be able to grow or maintain current levels of consumer traffic either as a whole or with respect to either our desktop or mobile websites.

Our SEM and SEO techniques have been developed to work with existing search algorithms utilized by the major search engines. Major search engines frequently modify their search algorithms. Changes in these algorithms could cause our websites to receive less favorable placements, which could reduce the number of users who visit our websites. For example, in May 2014 Google released an update to its search algorithm that impacted the rankings of all of our websites for certain keywords. In some of those instances, consumer traffic to our websites decreased when compared to traffic levels immediately prior to the algorithm update. We also experienced disruptions in organic search traffic to our websites in the second fiscal quarter of 2015 due to additional updates to the Google search engine algorithm. As of June 30, 2015, traffic to our websites had not returned to levels immediately prior to the algorithm update. We may be unable to modify our SEM and SEO strategies in response to existing and any future search algorithm changes made by the major search engines, which could require a change in the strategy we use to generate consumer traffic to our websites. In addition, websites must comply with search engine guidelines and policies. These guidelines and policies are complex and may change at any time. If we fail to follow such guidelines and policies properly, search engines may rank our content lower in search results or could remove our content altogether from their indices. If we fail to understand and comply with these guidelines, our SEO strategy may become unsuccessful.

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

If we are listed less prominently or fail to appear in search result listings for any reason, it is likely that the number of visitors to our websites will decline. Any such decline in consumer traffic to our websites could adversely impact the number of purchases we generate for our retailers, which could in turn adversely affect our online transaction net revenues. For example, after Google released updates to its search algorithm in May 2014 and the second quarter of 2015, consumer traffic to our websites decreased in some instances when compared to traffic levels immediately prior to the algorithm updates, which negatively impacted our online transaction net revenues. We may not be able to replace this traffic with the same volume of visitors or in the same cost-effective manner from other channels, such as SEM, display advertising, e-mail or social media, or at all. An attempt to replace this traffic through other channels may require us to increase our sales and marketing expenditures, which would adversely affect our operating results and which additional net revenues may not offset.

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

Web usage and the consumption of digital content are increasingly shifting to mobile platforms such as smartphones and other connected devices. In the six months ended June 30, 2015 and in fiscal 2014, visits to our mobile websites represented approximately 40% and 28%, respectively, of the total visits to our websites, and we expect the percentage of visits to our mobile websites to continue to grow. Industry-wide solutions to monetize digital offer content effectively on these platforms are at an early stage of development and the future demand and growth prospects for digital offer content on these mobile platforms are uncertain. Further, the rate at which we monetize digital offer content on our mobile websites and applications is significantly lower than the rate on our desktop websites.

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

Further, to deliver high quality mobile offerings, it is important that our solutions integrate with a range of other mobile technologies, systems, networks and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards. For example, some retailers today do not recognize affiliate tracking links on their mobile websites or applications, and affiliate tracking links on mobile websites or applications may not function to allow retailers’ sales to be attributed to us. Further, consumers may click on a digital offer displayed on our mobile websites or in our mobile applications, but execute a purchase using that digital offer on a different platform, such as on the retailer’s desktop website or in-store (a circumstance known as cross device switching), which may result in those retailer sales not being attributed to us. As a result, in each such case, we may not receive commission revenues when a consumer executes a purchase on the retailer’s platform after clicking through a digital offer displayed on our mobile websites or in our mobile applications. If retailers fail to recognize affiliate tracking links on their mobile websites or applications, or affiliate tracking links on mobile websites or applications do not function to allow retailers’ sales to be attributed to us and our mobile traffic continues to increase or represent a higher percentage of our consumer traffic, our business could be harmed and our operating results could be adversely affected.

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

While we enter into agreements with certain retailers that may be performed over a period of one year or longer, retailers generally do not enter into long-term obligations with us requiring them to use our solutions. Retailers’ contracts with us, with few exceptions, are cancelable upon short or no notice and without penalty. We cannot be sure that our retailers will continue to use our solutions or that we will be able to replace retailers that do not renew their campaigns with new ones generating comparable revenues.

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

Since the majority of our expenses are personnel-related and include salaries and stock-based compensation, benefits and incentive-based compensation plan expenses, we have not experienced significant seasonal fluctuations in the timing of our expenses from period to period other than increases in discretionary advertising and promotional spending during the third and fourth quarter holiday shopping period. We may continue to increase our investment in sales, engineering and product development substantially as we seek to leverage our solution to capitalize on what we see as a growing global opportunity. We also expect that our general and administrative expense will continue to increase over time to support our growing operations. For the foregoing reasons or other reasons we may not anticipate, historical patterns should not be considered indicative of our future sales activity, expenditure levels or performance.

Factors that may affect our quarterly operating results include the following:

•	the number and quality of the digital offers on our websites and mobile applications;

•	consumer visits to our websites and use of our mobile applications, and purchases of retail products by consumers resulting from those visits or application sessions;

•	our ability to maintain or increase the commissions and other revenues associated with consumer visits to our mobile websites or use of our mobile applications;

•	the success and costs of our online advertising and marketing initiatives, including advertising costs for paid search keywords that we deem relevant to our business and advertising costs for driving consumer downloads of our mobile applications;

•	the levels of compensation that retailers are willing to pay us to attract customers;

•	the amount that consumers spend when they make purchases using the digital offers we provide;

•	market acceptance of our current and future solutions, including our ability to retain current retailers, sell additional solutions to existing retailers and to add new retailers to our business in multiple regions around the world;

•	our ability to achieve performance targets anticipated by us in setting our operating and capital expense budgets;

•	overall levels of consumer spending;

•	the budgeting cycles of our retailers;

•	the cyclical and discretionary nature of marketing spend and any resulting changes in the number and quality of digital offers that retailers choose to offer;

•	changes in the competitive dynamics of the digital offer industry, including consolidation among competitors, performance marketing networks or customers, and our reputation and brand strength relative to our competitors;

•	the response of consumers to our digital offer content and our personalization initiatives;

•	our ability to control costs, including our operating expenses;

•	network outages, errors in our solutions or security breaches and any associated expenses and collateral effects;

•	foreign currency exchange rate fluctuations, as our foreign sales and costs are denominated in local currencies;

•	interest rate fluctuations, as our senior indebtedness carries a variable interest rate;

•	costs related to acquisitions or licensing of, or investments in, products, services, technologies or other businesses and our ability to integrate and manage any acquisitions successfully;

•	our ability to collect amounts billed to retailers directly and through performance networks; and

•	general economic and political conditions in our domestic and international markets.

As a result of these and other factors, we have a limited ability to forecast the amount of future net revenues and expenses, and our operating results may vary from quarter to quarter and have, and may in the future, fall below our estimates or the expectations of public market analysts and investors. Fluctuations in our quarterly operating results may lead analysts to change their long-term models for valuing our common stock, cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or cause other unanticipated issues, all of which could cause our stock price to decline. As a result of the potential variations in our quarterly net revenues and operating results, we believe that quarter-to-quarter comparisons of our net revenues and operating results may not be meaningful and the results of any single quarter should not be relied upon as an indication of future performance.

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

Our sales could be adversely impacted by industry changes relating to the use of performance marketing networks. For example, if retailers seek to bring the distribution of their digital offer content in-house rather than using a performance marketing network, we would need to develop relationships with more retailers directly, which we might not be able to do and which could increase our sales, marketing and product development expenses. Additionally, we face challenges associated with consumers’ increasing use of mobile devices to complete their online purchases. For example, many retailers currently do not recognize affiliate tracking links on their mobile websites or applications, and tracking mechanisms on mobile websites or applications may not function to allow retailers to properly attribute sales to us. As a result, we may not receive commission revenues when a consumer makes a purchase from their mobile device on a retailer’s mobile website after clicking through a digital offer displayed on one of our websites or mobile applications if the retailer’s mobile monetization mechanisms are not enabled.

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

The market for digital offer solutions is highly competitive, fragmented and rapidly changing. Our competition for traffic from consumers seeking to save money on online or in-store purchases includes digital offer websites and mobile applications, cash back, loyalty and discounted gift card websites and mobile applications, retailers, search engines, social networks, comparison shopping websites, newspapers and direct mail campaigns. Our competition for retailer marketing spend includes digital offer websites that offer a pay-for-performance model, digital offer websites and mobile applications, search engines and social networks that compete for online advertising spend and television, magazines and newspapers that compete for offline advertising spend. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our profitability. We also expect competition in e-commerce generally, and digital offer solutions in particular, to continue to increase because there are no significant barriers to entry. A substantial number of digital offer websites and mobile applications, including those that attempt to replicate all or a portion of our business model, have emerged globally. In addition to such competitors, we are experiencing increasing competition from other businesses that provide digital offers similar to ours as an add-on to their core business. For example, Groupon, Living Social and Coupons.com are now providing digital offers, and Google and PayPal are now providing digital offers for in-store purchases. We also expect to compete against other websites and mobile applications that serve niche markets and interests. In addition, we compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies that provide coupons and discounts on products and services.

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

Our business has grown in scope and complexity in recent periods. If we fail to manage that expansion, our financial performance may suffer.

We have expanded our overall business and product offerings, consumer traffic, paid retailers, employee headcount and operations in recent periods. We increased our total number of full-time employees from 35 as of December 31, 2010 to 569 as of June 30, 2015. In August 2015 reduced our U.S. headcount by approximately 10%. We have also established or acquired operations in other countries. In 2011, we acquired the business of VoucherCodes.co.uk, which is based in the U.K. In 2012, we acquired Bons-de-Reduction.com and Poulpeo.com, which are based in France, and relaunched Deals.com in Germany. In March 2013, we acquired Actiepagina.nl, which is based in the Netherlands. In July 2013, we acquired Ma-Reduc.com, which is based in France. In most of these instances, we previously had no presence in these countries. Our business is becoming increasingly complex, especially in light of the number of acquisitions we have integrated and are in the process of integrating. Our limited operating history, reliance on multiple websites, mobile applications and brands and our rapid expansion have placed, and will continue to place, a significant strain on our managerial, operational, product development, sales and marketing, administrative, financial and other resources.

We expect to continue to hire more specialized personnel in the future. We will need to continue to hire, train and manage additional qualified website and mobile application developers, software engineers, sales staff, and product development specialists in order to improve and maintain our technology to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed.

Further, to accommodate our expected expansion we must add new hardware and software and improve and maintain our technology, systems and network infrastructure. Failure to effectively upgrade our technology or network infrastructure to support our expected increases in traffic volume could result in unanticipated system disruptions, slow response times or poor experiences for consumers. To manage the expected expansion of our operations and personnel and to support financial reporting requirements as a public company, we will need to continue to improve our transaction processing and reporting, operational and financial systems, procedures and controls. These improvements will be particularly challenging if we acquire new operations with different back-end systems. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage any growth and increased complexity successfully and hire additional qualified personnel in an efficient manner, our business, financial conditions and operating results could be adversely affected.

If online commerce does not continue to grow, or contracts, our business may suffer.

The business of selling goods and services over the Internet and via mobile applications, and the use of digital offers in those transactions, is dynamic and relatively new. Concerns about fraud, privacy and other challenges may discourage additional consumers from adopting the Internet and mobile applications as a medium of commerce. Acquiring new customers for our marketplace and increasing consumer traffic may become more difficult and costly than it has been in the past, particularly in markets where our marketplace has been available for some time. In order to increase consumer traffic to our websites and increase use of our mobile applications, we must appeal to consumers who historically have used traditional means of commerce to purchase goods and services and may prefer alternatives to our websites and mobile applications, such as the retailer’s own website or mobile application. In addition, consumers may not be accustomed to using one of our mobile applications to access digital offers that can be used by the consumer while in a retail store or restaurant. If these consumers prove to be less active than consumers who are already providing traffic to our websites or using our mobile applications, or we are unable to gain efficiencies in our operating costs, including our cost of increasing consumer traffic to our websites or increasing the number of mobile application sessions, our business could be adversely impacted. Furthermore, to the extent that weak economic conditions cause consumer spending to decline or cause our customers and potential customers to freeze or reduce their marketing budgets, particularly in the online retail market, demand for our solutions may be negatively affected.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet, e-commerce and mobile commerce, or m-commerce, in a number of jurisdictions around the world. Existing and future regulations and laws could impede the growth of the Internet, e-commerce, m-commerce or other online services. These regulations and laws may involve taxation, tariffs, privacy and data security, anti-spam, data protection, content, copyrights, distribution, electronic contracts, electronic communications, money laundering, electronic payments and consumer protection. It is not clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet as the vast majority of these laws and regulations were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet, e-commerce or m-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet, e-commerce or m-commerce may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot assure you that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business, and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant resources in defense of these proceedings, distract our management, increase our costs of doing business, and cause consumers and retailers to decrease their use of our marketplace, and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of noncompliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites and mobile applications or may even attempt to completely block access to our marketplace. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected and we may not be able to maintain or grow our net revenues as anticipated.

As we develop and provide solutions, we may be subject to additional and unexpected regulations, or increased risk of fraud, which could increase our costs or otherwise harm our business.

As we develop and provide solutions that address new market segments, we may become subject to additional laws and regulations, which could create unexpected liabilities for us, cause us to incur additional costs or restrict our operations.

We have begun to introduce new product offerings, which may be subject to regulation by federal, state and local authorities and by authorities in foreign countries. For example, unlike our other solutions, in order to facilitate product offerings such as card-linked offers or the sale of gift cards, we may acquire, store and process consumer credit card data or other personally identifiable information. The processing of such information requires compliance with the Payment Card Industry Data Security

Standard, or PCI DSS, which compliance certification we previously obtained. Under the PCI DSS, we are required to maintain internal controls over the use, storage and security of credit card data and other personally identifiable information to help prevent credit card fraud. Failure to comply with this standard or other loss of our PCI DSS compliance could result in breaches of contractual obligations with our payment processors, may subject us to fines, penalties, damages and civil liability and could eventually prevent us from processing or accepting credit cards.

Transactions involving either the purchase or sale of gift cards, which we expect to offer in the future, will require us to comply with numerous state, federal and international laws and regulations. We have limited experience operating our business in accordance with these specific laws and regulations. In addition, purchases and sales of gift cards, and particularly the purchase and sale of gift cards acquired from consumers rather than directly or indirectly from the issuing retailer, increase our exposure to various types of fraud committed by third parties or by our own employees. Our failure to accurately anticipate the application of laws and regulations related to the purchase and sale of gift cards, or other failure to comply, and our failure to anticipate, prevent or discover fraud related to the purchase or sale of gift cards, could create liability for us, result in adverse publicity or cause us to alter our business practices, any of which could cause our net revenues to decrease, our costs to increase, or our business otherwise to be harmed.

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

Legislation introduced in the 113th Congress in 2013, including H.R. 684 and S. 336, and approved by the U.S. Senate in May 2013, and similar legislation introduced in the U.S. Senate in March, 2015, would grant states the authority to require out-of-state retailers to collect and remit sales taxes. The adoption of remote sales tax collection legislation would result in the imposition of sales taxes and additional costs associated with complex sales tax collection, remittance and audit compliance requirements on many of our retailers, which would make selling online or through mobile applications less attractive for these retailers. Additionally, the introduction of new or increased taxes applicable to online transactions could make online purchases less attractive to consumers relative to in-store retail purchases. These changes could substantially impair the growth of e-commerce and m-commerce in the U.S., and could diminish our opportunity to derive financial benefit from our activities in the U.S.

We may be sued by third parties for infringement or other violation of their intellectual property or proprietary rights.

Internet, advertising and e-commerce companies frequently are subject to litigation based on allegations of infringement, misappropriation, dilution or other violations of intellectual property rights. Some Internet, advertising, e-commerce companies and m-commerce companies, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims against us.

Third parties have asserted, and may in the future assert, that we have infringed, misappropriated or otherwise violated their intellectual property rights.

For instance, the use of our technology to provide our solutions could be challenged by claims that such use infringes, dilutes, misappropriates or otherwise violates the intellectual property rights of a third party. In addition, we currently face and may in the future be exposed to claims that content published or made available through our websites or mobile applications violates third-party intellectual property rights. For example, retailers and other third parties frequently have complained that their trademarks, copyrights or other intellectual property are being used on our websites or mobile applications without their permission and in violation of their rights or in violation of laws or regulations. In March 2015, a retailer filed suit against us based on trademark infringement and other claims, and litigation related to those claims is ongoing.

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

Any claim that we have violated intellectual property or other proprietary rights of third parties, with or without merit, and whether or not it results in litigation, is settled out of court or is determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of management and technical personnel from our business. Furthermore, an adverse outcome of a dispute may result in an injunction and could require us to pay substantial monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s intellectual property rights. Any settlement or adverse judgment resulting from such a claim could require us to enter into a licensing agreement to continue using the technology, content or other intellectual property that is the subject of the claim; restrict or prohibit our use of such technology, content or other intellectual property; require us to expend significant resources to redesign our technology or solutions; and require us to indemnify third parties. Royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. There also can be no assurance that we would be able to develop or license suitable alternative technology, content or other intellectual property to permit us to continue offering the affected technology, content or services to our customers. Any of these events could harm our business, operating results and financial condition.

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

Effective trade secret, patent, copyright, trademark and domain name protection is expensive to obtain, develop and maintain, both in terms of initial and ongoing registration or prosecution requirements and expenses and the costs of defending our rights. We are seeking to protect our patentable technology, trademarks and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming. We have two patents issued and 73 pending patent applications, including 12 provisional applications. We do not know whether any of our pending patent applications will result in the issuance of additional patents or whether the examination process will require us to narrow our claims or we may otherwise be unable to obtain patent protection for the technology covered in our pending patent applications. Our patents, trademarks and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Moreover, any issued patents may not provide us with a competitive advantage and, as with any technology, competitors may be able to develop similar or superior technologies to our own, now or in the future.

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

Our agreements with retailers, performance marketing networks and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, sales taxes due as a result of our activities within a state or other liabilities relating to or arising from our products, services or other contractual obligations, including noncompliance with any laws, regulations, self-regulatory requirements or other legal obligations relating to privacy, data protection and consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. Any such proceeding or action, and any related indemnification obligation, could hurt our reputation, force us to incur significant expenses in defense of these proceedings, distract our management, increase our costs of doing business and cause consumers and retailers to decrease their use of our marketplace, and may result in substantial monetary liability. The term of these indemnity provisions generally survives termination or expiration of the applicable agreement.

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

Our net revenues from operations outside the U.S. comprised 22.3% and 21.8% of our net revenues in the six months ended June 30, 2015 and in fiscal year 2014, respectively. We operate websites marketing to residents of the U.K., France, the Netherlands, Germany and Canada. We currently have operations in the U.K., France and the Netherlands. We intend to maintain or expand our existing operations in these countries as well as establish a presence in additional countries to grow our international sales. Operating in foreign countries requires significant resources and management attention, and we have limited experience entering new geographic markets. In addition, the varying commercial and Internet infrastructure in other countries may make it difficult for us to replicate our business model. In many countries, we compete with local companies that have more experience in their respective markets than we do, and we may not benefit from first-to-market advantages. To achieve widespread acceptance in new countries and markets, we must continue to tailor our solutions and business model to the unique circumstances of such countries and markets, which can be difficult and costly. Failure to adapt practices and models effectively to each country into which we expand could slow our international growth. We cannot assure you that our international efforts will be successful. International sales and operations may be subject to risks such as:

•	competition with local or foreign companies operating in or entering the same markets;

•	the suitability, compatibility and successful implementation of the shared information technology infrastructure that we are developing to power our marketplace in certain of our international markets;

•	the cost and resources required to localize our solutions, while maintaining retailer and consumer satisfaction such that our marketplace will continue to attract high quality retailers;

•	difficulties in staffing and managing foreign operations due to distance, time zones, language and cultural differences;

•	higher product return rates;

•	burdens of complying with a wide variety of laws and regulations, including regulation of digital offer terms, Internet services, privacy and data protection, bulk emailing and anti-competition regulations, which may limit or prevent us from offering of our solutions in some jurisdictions or limit our ability to enforce contractual obligations;

•	exposure to markets where there is a concentration of retailers and those retailers individually or collectively exercise their market power to negotiate lower commissions or cease to monetize with us entirely;

•	adverse tax effects and foreign exchange controls making it difficult to repatriate earnings and cash;

•	political and economic instability;

•	terrorist activities and natural disasters;

•	differing employment practices and laws and labor disruptions;

•	technology compatibility;

•	credit risk and higher levels of payment fraud;

•	increased financial accounting and reporting burdens and complexities and difficulties in implementing and maintaining adequate internal controls;

•	slower adoption of the Internet as an advertising, broadcast and commerce medium in certain of those markets as compared to the U.S.;

•	lower levels of consumer spending and fewer opportunities for growth compared to the U.S.;

•	preference for local vendors; and

•	different or lesser degrees of intellectual property protection.

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

Further, we rely heavily on the representations and warranties provided to us by counterparties to strategic transactions, including the sellers of acquired companies and assets, including as they relate to creation of, ownership of and rights in intellectual property, existence of open source code, existence of encumbrances and operating restrictions and compliance with laws and contractual requirements. If any of these representations and warranties is inaccurate or breached, such inaccuracy or breach could result in costly litigation and assessment of liability for which there may not be adequate recourse against such sellers, in part due to contractual time limitations and limitations of liability.

We may need additional capital in the future, which may not be available to us on favorable terms, or at all, and may dilute your ownership of our Series 1 common stock.

As of June 30, 2015, we have an aggregate of 83,515,515 shares of Series 1 common stock authorized but unissued and not reserved for issuance under our stock option plans or otherwise. We may issue all of these shares without any action or approval by our stockholders, subject to certain limitations of the NASDAQ Global Select Market. We may require additional capital from equity or debt financing in the future in order to take advantage of strategic opportunities, or to support our existing business. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility, including our ability to issue or repurchase equity, develop new or enhanced existing products, complete acquisitions or otherwise take advantage of business opportunities. If we raise additional funds or finance acquisitions through further issuances of equity, convertible debt securities or other securities convertible into equity, you and our other stockholders could suffer significant dilution in your percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our Series 1 common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

If our management team or other key employees do not remain with us in the future, our business, operating results and financial condition could be adversely affected.

We have been successful in attracting a knowledgeable and talented management team and key operating personnel. Our future success depends in large part on our ability to attract and retain these employees. Our senior management team’s in-depth knowledge of and deep relationships with the participants in our industry are extremely valuable to us and there can be no assurance that our senior management team will remain with us in the future, or that we will successfully recruit and retain qualified replacements for those who have departed or depart in the future. For example, executive searches remain ongoing for two positions on our senior management team, one of which is our permanent chief financial officer.

Our business also requires skilled engineering, marketing, product and sales personnel, who are in high demand and are often subject to competing offers. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees could harm our operating results and impair our ability to grow. The reduction in headcount effected in August 2015 could not only make it difficult to retain other remaining employees, but also could make it difficult to attract additional personnel, to the extent we need to replace departed employees.

To attract and retain key personnel, we use various measures, including an equity incentive program, an employee stock purchase program and non-equity incentive bonuses. These measures may not be enough to attract and retain the personnel we require to operate our business effectively. For example, we have a number of employees who were granted stock options that have an exercise price per share that is higher than the current fair market value. Those employees may feel they are not sufficiently incentivized to remain at our company. Conversely, we also have a number of employees who were granted stock options that have an exercise price per share that is lower than the current fair market value. If we are successful, these employees may choose to exercise their options and sell the shares, recognizing a substantial gain. As a result, it may be difficult for us to retain such employees. It may also be difficult to retain employees due to the volatility in our stock.

The reduction in headcount effected in August 2015 will result in the loss of certain expertise and the reallocation of certain employment responsibilities, all of which could adversely affect operational efficiencies, employee performance and retention. To the extent that we are unable to effectively reallocate employee responsibilities and retain key employees, our strategic goals and our financial results may be adversely affected.

Our current management team has a limited history of working together and may not be able to execute our business plan.

Certain members of our senior management team, including our interim Chief Financial Officer, General Counsel, Senior Vice President of Corporate Development and Senior Vice President of Product, have only recently joined our management team or assumed their roles. As such, our current management team has worked together for only a limited period of time and has a limited track record of executing our business plan as a team. In addition, we expect to fill several positions in our senior management team in the current fiscal year. Accordingly, it is difficult to predict whether our management team, individually and collectively, will be effective in operating our business.

If we are unable to retain our sales representatives, or attract replacement sales representatives, our ability to increase our net revenues could be negatively impacted.

Our ability to expand our business will depend, in part, on our ability to retain our current sales representatives and properly incentivize them to obtain new retailer and brand relationships. If a significant number of our sales representatives were to leave us or join our competitors, our net revenues could be negatively impacted. In certain circumstances, we have entered into agreements with our sales representatives that contain non-compete provisions to mitigate this risk, but we may need to litigate to enforce our rights under these agreements, which could be time-consuming, expensive and ineffective. A significant increase in the turnover rate among our sales representatives could also increase our recruiting costs and decrease our operating efficiency, which could lead to a decline in our net revenues and profitability.

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

The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies, within the U.S. or internationally, could adversely impact our financial condition and results of operations.

The current administration has made public statements indicating that it has made international tax reform a priority, and key members of the U.S. Congress have conducted hearings and proposed new legislation. Recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the U.S. are repatriated to the U.S., as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings, as well as cash and cash equivalent balances we currently maintain outside of the U.S. We are also subject to the taxation regimes of numerous foreign jurisdictions where our subsidiaries are organized or operate. Due to economic and political conditions, tax rates and policies in the U.S. or internationally may be subject to significant change. For example, effective April 1, 2015, the UK enacted a new taxing regime known as the diverted profits tax, which aims to counteract arrangements by corporate multinationals that result in the erosion of the UK tax base. As a result of the expanding scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and, in turn, adversely impact our financial condition and results of operations.

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

If we cannot maintain our corporate culture, we could lose the innovation, teamwork and focus that contribute to our business.

We believe that a critical component of our success has been our corporate culture, which we believe fosters innovation, encourages teamwork, cultivates creativity and promotes focus on execution. We have invested and continue to invest substantial time, energy and resources in building a highly collaborative team that works together effectively in an environment designed to promote openness, honesty, mutual respect and the pursuit of common goals. As we continue to develop the infrastructure of a public company, and particularly in light of the reduction in headcount that was effected in August 2015, we may find it difficult to maintain these valuable aspects of our corporate culture and to attract competent personnel who are willing to embrace our culture. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain personnel, encourage innovation and teamwork and effectively focus on and pursue our corporate objectives.

We are subject to currency exchange risk in connection with our international business operations and are exposed to interest rate risk.

Cash inflows and outflows in our international operations are typically denominated in currencies other than the U.S. dollar, which is our functional currency for financial reporting purposes. For the six months ended June 30, 2015 and for fiscal year 2014, approximately 22.3% and 21.8%, respectively, of our net revenues were denominated in such foreign currencies. In addition, certain intercompany indebtedness between us and a foreign subsidiary, which uses the Euro as its functional currency, is dollar denominated. Our reliance on and exposure to foreign currencies subjects our financial results to fluctuations in currency exchange rates and changes in the proportion of our net revenues and expenses attributable to each of our foreign locations. For example, we recognized a foreign exchange loss of $0.4 million and $0.9 million in the six months ended June 30, 2015 and in fiscal year 2014, respectively. In addition, we expect our exposure to fluctuations in foreign exchange rates to increase as we expand our business in existing and new international markets and when the exchange rates strengthen or weaken against the U.S. dollar. We began entering into hedging arrangements related to our intercompany indebtedness in December 2014, and we expect to continue to enter into hedging arrangements in the future in order to manage our exposure to foreign currency fluctuations, but such activity may not completely eliminate fluctuations in our operating results. Foreign currency exchange rate fluctuations adversely impacted our profitability in 2014 and may continue to do so in the future.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in July 2013 at a price of $21.00 per share, the reported high and low sales prices of our Series 1 common stock has ranged from $13.29 to $48.73 per share through December 31, 2014. The trading price of our stock has been and is likely to continue to be subject to wide fluctuations in response to various factors, including the risk factors described in this section and elsewhere in this Quarterly Report on Form 10-Q, and other factors beyond our control. Factors affecting the trading price of our common stock include:

•	variations in our actual or projected operating results or the operating results of similar companies;

•	periodic changes to search engine algorithms that lead to actual or perceived decreases in traffic to our websites;

•	announcements of technological innovations, new services or service enhancements and strategic alliances or agreements by us or by our competitors;

•	marketing and advertising initiatives by us or our competitors;

•	the gain or loss of retailer relationships;

•	threatened or actual litigation;

•	major changes in our management;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that follow our Series 1 common stock;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	the overall performance of the equity markets;

•	sales of shares of our Series 1 common stock by existing stockholders, including our directors and executive officers and their affiliates;

•	the concentration of ownership of outstanding shares of our Series 1 common stock:

•	our share repurchase program;

•	volatility in our stock price, which may lead to higher stock-based compensation expense under applicable accounting standards;

•	reaction to our press releases or other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	raising additional capital from any equity or debt financing in the future; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business

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

As of July 30, 2015, our directors and executive officers and their affiliates beneficially owned, in the aggregate, up to approximately 30.3% of our outstanding Series 1 common stock. This concentration of ownership may adversely affect the trading price for our Series 1 common stock because investors often perceive disadvantages in owning stock in companies with concentrated ownership. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders.

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

As of June 30, 2015 we had 53,614,712 shares of common stock outstanding. Shares beneficially owned by our affiliates and employees are subject to volume and other restrictions under Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, various vesting agreements, our insider trading policy and any applicable 10b5-1 trading plan.

In addition, we have registered 15,608,683 shares of Series 1 common stock that we have issued and may issue under our equity plans, 2,738,910 shares of which were issued and outstanding as of June 30, 2015. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our named executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our Series 1 common stock. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of July 30, 2015, holders of approximately 27.8% of our common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are in the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting. During the second quarter of 2015, we had a change in our internal control over financial reporting that occurred as a result of our implementation of a new enterprise resource planning, or ERP, system that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business, and reduce the trading price of our stock.

We cannot guarantee that we will repurchase additional shares of our common stock pursuant to our ongoing share repurchase program or that our share repurchase program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.

In February 2015, our Board of Directors authorized a share repurchase program. Under the program, we are authorized to repurchase shares of Series 1 common stock for an aggregate purchase price not to exceed $100 million, over the 24-month period following the program’s approval by our Board. During the six months ended June 30, 2015, we repurchased 1,545,017 shares of our Series 1 common stock at an aggregate purchase price of $27.2 million.

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

With the net proceeds of our IPO and our follow-on public offering, we:

•	paid in full accumulated dividends on our previously outstanding shares of preferred stock, which totaled approximately $52.5 million;

•	repaid the outstanding principal and accrued interest on seller notes issued in connection with our acquisition of eConversions Limited in 2011, which totaled approximately $6.6 million;

•	acquired YSL Ventures, Inc. in October 2013 for approximately $11.6 million in cash consideration and entered into deferred compensation arrangements with the former owners of YSL Ventures, Inc., which totaled approximately $6.2 million;

•	repaid $1.75 million of our senior debt in each of October 2013, January 2014, April 2014, July 2014 and October 2014;

•	acquired certain website domains in August 2014 and in April 2015, which totaled approximately $7.6 million in the aggregate;

•	repaid the outstanding principal and accrued interest on seller notes issued in conjunction with our acquisition of Bons-de-Reduction.com and Poulpeo.com in 2012, which totaled approximately $1.8 million;

•	repaid the outstanding principal and accrued interest on seller notes issued in conjunction with our acquisition of Actiepagina.nl in 2013, which totaled approximately $1.2 million;

•	repaid the outstanding principal and accrued interest on seller notes issued in conjunction with our acquisition of Ma-Reduc.com in 2013, which totaled approximately $5.3 million; and

•	used $4.0 million to invest in a non-controlling minority ownership stake in a privately-held marketing technology company in the United States.

There have been no material changes in the use of proceeds from our IPO and our follow-on public offering from that described in our Annual Report on Form 10-K for the year ended December 31, 2014.

(c) Issuer Purchases of Equity Securities (1)

Our Series 1 common stock repurchase activity during the three months ended June 30, 2015 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price per share)
April 1 – 30, 2015	142	$18.40	142	$72,934
May 1 – 31, 2015	6	$17.81	6	72,832
June 1 – 30, 2015	—	—	—	72,832

Total	148	$18.38	148	$72,832

(1)	On February 5, 2015, our board of directors authorized a program to repurchase up to $100 million worth of our Series 1 common stock over a period of up to 24 months. The repurchase program was publicly announced on February 10, 2015. As of June 30, 2015, $27.2 million of the $100 million has been utilized. Our share repurchase program does not obligate us to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

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

RETAILMENOT, INC.

Date: August 7, 2015	By:	/s/ G. Cotter Cunningham
	Name:	G. Cotter Cunningham
	Title:	President and Chief Executive Officer

Date: August 7, 2015	By:	/s/ Louis J. Agnese, III
	Name:	Louis J. Agnese, III
	Title:	Interim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1*	Sixth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 23, 2013).

3.2*	Amended and Restated Bylaws (filed as Exhibit 3.4 to the Registrant’s Form S-1 Registration Statement, as amended, filed with the Securities and Exchange Commission on July 8, 2013 (Registration No. 333-189397)).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Incorporated herein by reference to the indicated filing.
**	Furnished herewith.