Form 10-Q
period 2015-09-30
RetailMeNot, Inc.
filed 2015-11-06
CIK 1475274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-36005
RETAILMENOT, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0159761
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,414,588 shares of Series 1 Common Stock, $0.001 par value per share as of October 30, 2015.

RETAILMENOT, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
RETAILMENOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	As of September 30, 2015	As of December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$270,705	$244,482
Accounts receivable (net of allowance for doubtful accounts of $2,341 and $2,356 at September 30, 2015 and December 31, 2014, respectively)	40,716	69,603
Prepaid assets and other current assets, net	17,181	14,930
Total current assets	328,602	329,015
Property and equipment, net	21,151	16,949
Intangible assets, net	66,255	70,819
Goodwill	175,271	176,927
Other assets, net	8,880	5,394
Total assets	$600,159	$599,104
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,903	$5,482
Accrued compensation and benefits	8,422	12,138
Accrued expenses and other current liabilities	7,763	6,110
Income taxes payable	1,377	9,032
Current maturities of long term debt	10,000	10,000
Total current liabilities	31,465	42,762
Deferred tax liability—noncurrent	5,063	3,404
Long term debt	65,000	40,000
Other noncurrent liabilities	8,297	8,183
Total liabilities	109,825	94,349
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Series 1 common stock: $0.001 par value, 150,000,000 shares authorized; 52,408,938 and 54,253,452 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	52	54
Series 2 common stock: $0.001 par value, 6,107,494 shares authorized; zero shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	502,232	517,421
Accumulated other comprehensive loss	(3,984)	(1,942)
Accumulated deficit	(7,966)	(10,778)
Total stockholders’ equity	490,334	504,755
Total liabilities and stockholders’ equity	$600,159	$599,104
See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$52,412	$56,470	$165,976	$177,246
Costs and expenses:
Cost of net revenues	4,511	4,598	15,033	13,676
Product development	13,011	12,310	39,403	35,996
Sales and marketing	21,930	19,198	66,207	59,565
General and administrative	9,625	10,915	28,907	30,553
Amortization of purchased intangible assets	2,811	2,923	8,176	9,560
Other operating expenses	754	750	2,282	3,210
Total cost and expenses	52,642	50,694	160,008	152,560
Income (loss) from operations	(230)	5,776	5,968	24,686
Other income (expense):
Interest expense, net	(536)	(374)	(1,449)	(1,399)
Other income (expense), net	96	(674)	(301)	(974)
Income (loss) before income taxes	(670)	4,728	4,218	22,313
Benefit from (provision for) income taxes	1,013	(2,200)	(1,407)	(9,384)
Net income	$343	$2,528	$2,811	$12,929
Net income per share:
Basic	$0.01	$0.05	$0.05	$0.24
Diluted	$0.01	$0.05	$0.05	$0.23
Weighted average number of common shares used in computing net income per share:
Basic	53,037	53,999	53,513	53,668
Diluted	53,744	55,086	54,581	55,366
See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$343	$2,528	$2,811	$12,929
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(97)	(2,383)	(2,042)	(1,921)
Comprehensive income	$246	$145	$769	$11,008
See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$2,811	$12,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,742	12,159
Stock-based compensation expense	20,091	17,708
Deferred income tax expense (benefit)	238	(2,796)
Excess income tax benefit from stock-based compensation and other	(1,333)	(12,004)
Non-cash interest expense	305	290
Amortization of deferred compensation	2,297	3,210
Other non-cash losses, net	969	942
Provision for doubtful accounts receivable	(84)	1,967
Changes in operating assets and liabilities:
Accounts receivable, net	28,242	14,557
Prepaid expenses and other current assets, net	(4,946)	416
Accounts payable	(846)	(735)
Accrued expenses and other current liabilities	(10,061)	2,245
Other noncurrent assets and liabilities	1,833	676
Net cash provided by operating activities	52,258	51,564
Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired	—	(75)
Purchase of property and equipment	(8,741)	(6,854)
Purchase of other assets	(4,302)	(3,386)
Purchase of non-marketable investment	(4,000)	—
Proceeds from sale of property and equipment	14	—
Net cash used in investing activities	(17,029)	(10,315)
Cash flows from financing activities:
Proceeds from notes payable, net of issuance costs	29,950	—
Payments on notes payable	(5,000)	(13,273)
Proceeds from issuance of common stock, net of shares withheld for taxes	4,330	10,627
Excess income tax benefit from stock-based compensation and other	1,333	12,004
Payments of offering costs for follow-on offering	—	(61)
Payments for repurchase of common stock	(38,808)	(6)
Payments of principal on capital lease arrangements	(7)	(7)
Net cash (used in) provided by financing activities	(8,202)	9,284
Effect of foreign currency exchange rate on cash	(804)	(720)
Change in cash and cash equivalents	26,223	49,813
Cash and cash equivalents, beginning of period	244,482	165,881
Cash and cash equivalents, end of period	$270,705	$215,694
Supplemental disclosure of cash flow information
Interest payments	$1,110	$1,403
Income tax payments	$12,417	$7,854
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
The accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2014, which are included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other period.
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
We evaluate the recoverability of goodwill using a two-step impairment process tested at our sole reporting segment level. In the first step, the fair value for our reporting unit is compared to our book value including goodwill. If the fair value is less than the book value, a second step is performed that compares the implied fair value of goodwill to the book value of the goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the sole reporting segment and the net fair value of the identifiable assets and liabilities excluding goodwill. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment charge in the consolidated statements of operations. We did not record any goodwill impairment charges during the three and nine months ended September 30, 2015, and 2014.
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
We estimate and record a reserve based upon actual, historical return rates as reported to us by paid retailers to provide for end-user cancellations or product returns, which may not be reported by the paid retailer or performance marketing network until a subsequent date. As such, we report commission revenues net of the estimated returns reserve. Net revenues are reported net of sales taxes, where applicable.
Our payment arrangements with paid retailers are both direct and through performance marketing networks, which act as intermediaries between the paid retailers and us. No paid retailer individually accounted for more than 10% of net revenues or accounts receivable as of and for the three and nine months ended September 30, 2015 and 2014.
Expense Reduction
In August 2015, we announced a plan to reduce operating expenses in order to realign our cost structure with our current strategic plan. As part of this expense reduction, we reduced U.S. headcount by approximately 10 percent. We estimate that we will incur approximately $1.2 million in severance costs associated with the targeted employee reductions, $1.0 million of which were included in the results of our operations for the third quarter of 2015.

Cost of Net Revenues
Cost of net revenues is composed of direct and indirect costs incurred to generate revenue. These costs consist primarily of personnel costs of our salaried merchandising and technology support employees and fees paid to third-party contractors engaged in the operation and maintenance of our existing websites and mobile applications. Such technology costs also include website hosting and Internet service costs. Other costs include allocated facility and general information technology costs.
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
General and Administrative Expense
Our general and administrative expense represents personnel costs for employees involved in general corporate functions, including executive, finance, accounting, legal and human resources, among others. Additional costs included in general and administrative expense include professional fees for legal, audit and other consulting services, the provision for doubtful accounts receivable, travel and entertainment, charitable contributions, recruiting, allocated facility and general information technology costs and other general corporate overhead expenses.
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
Foreign Currency
Our operations outside of the U.S. generally use the local currency as their functional currency. Assets and liabilities for these operations are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average exchange rates for the period. Foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss) in our consolidated statements of comprehensive income. Gains and losses from foreign currency denominated transactions are recorded in other income (expense), net in our consolidated statements of operations.

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
We have entered into a derivative instrument to hedge certain exposures of non-functional currency denominated intercompany loans and may enter into further such instruments in the future. We have not elected to apply hedge accounting or hedge accounting does not apply. Gains and losses resulting from a change in fair value for these derivatives are reflected in the period in which the change occurs and are recorded in other income (expense), net in our consolidated statement of operations. During the three and nine months ended September 30, 2015, we recorded a gain of less than $0.1 million and a gain of $0.6 million, respectively, related to our foreign exchange derivative instruments. The fair value of our outstanding foreign exchange derivative instrument as of both September 30, 2015 and December 31, 2014, the dates on which we entered into those respective instruments, was less than $0.1 million. The notional amount of our outstanding foreign exchange derivative instrument as of September 30, 2015 and December 31, 2014 was $6.3 million and $9.0 million, respectively. We did not enter into any foreign exchange derivative instruments during the three and nine months ended September 30, 2014.
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
3. Goodwill and Other Intangible Assets
Changes in our goodwill balance for the year ended December 31, 2014 and the nine months ended September 30, 2015 are summarized in the table below (in thousands):

Balance at December 31, 2013	$179,659
Acquired in business combinations	75
Foreign currency translation adjustment	(2,807)

Balance at December 31, 2014	176,927
Acquired in business combinations	—
Foreign currency translation adjustment	(1,656)

Balance at September 30, 2015 (unaudited)	$175,271

Intangible assets consisted of the following as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	Weighted- Average Amortization Period (Months)	Estimated Useful Life (Months)	September 30, 2015 (unaudited)
			Gross	Accumulated Amortization	Net
Customer relationships	180	180	$16,101	$(5,237)	$10,864
Marketing-related	155	48-180	80,950	(27,195)	53,755
Contract-based	58	12-60	19,768	(18,132)	1,636
Technology-based	12	12	7,675	(7,675)	—
Total intangible assets			$124,494	$(58,239)	$66,255

	Weighted- Average Amortization Period (Months)	Estimated Useful Life (Months)	December 31, 2014
			Gross	Accumulated Amortization	Net
Customer relationships	180	180	$16,156	$(4,439)	$11,717
Marketing-related	160	48-180	77,379	(22,636)	54,743
Contract-based	58	12-60	19,808	(15,449)	4,359
Technology-based	12	12	7,773	(7,773)	—
Total intangible assets			$121,116	$(50,297)	$70,819

4. Commitments and Contingencies
Operating Leases
We lease office space, including our corporate headquarters in Austin, Texas, under non-cancellable operating leases. Rent expense under these operating leases was $1.5 million and $1.3 million for the three months ended September 30, 2015 and 2014, respectively, and $4.5 million and $3.6 million for the nine months ended September 30, 2015 and 2014, respectively.
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

5. Stockholders’ Equity and Stock-Based Compensation
Common Stock
Our certificate of incorporation authorizes shares of stock as follows: 150,000,000 shares of Series 1 common stock, 6,107,494 shares of Series 2 common stock and 10,000,000 shares of preferred stock. The common and preferred stock have a par value of $0.001 per share. As of September 30, 2015 and December 31, 2014, 52,408,938 and 54,253,452 shares of Series 1 common stock were outstanding, respectively. As of September 30, 2015 and December 31, 2014, zero shares of preferred stock and Series 2 common stock were outstanding.
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
Share Repurchase
In February 2015, our board of directors authorized the repurchase of up to $100 million worth of shares of our Series 1 common stock over a period of up to 24 months. During the nine months ended September 30, 2015, we repurchased 2,815,196 shares of Series 1 common stock at an aggregate purchase price of $38.8 million.

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
Stock-based compensation expense for all employee share-based payment awards is based upon the grant date fair value. We recognize compensation costs, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for differences in actual forfeitures from our previous estimates. We recorded stock-based compensation expense of $6.7 million and $6.3 million for the three months ended September 30, 2015 and 2014, respectively, and $20.1 million and $17.7 million for the nine months ended September 30, 2015 and 2014, respectively. We include stock-based compensation expense in cost and expenses consistent with the classification of respective employees’ cash compensation in our consolidated statements of operations. Individuals exercised 672,874 and 1,333,571 stock options during the nine months ended September 30, 2015 and 2014, respectively.
The fair value of common stock options granted during the nine months ended September 30, 2015 and 2014 was estimated on the grant date using the Black-Scholes-Merton option-pricing model. The weighted-average assumptions for stock options granted are outlined in the following table:

	Nine Months Ended September 30, 2015
	2015	2014
	(unaudited)
Expected volatility	50.9%	56.4%
Expected term (in years)	6.0	6.0
Risk-free rate of return	1.7%	1.9%
Expected dividend yield	—	—
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

6. Earnings Per Share
The rights of the holders of Series 1 and Series 2 common stock are identical, except with respect to voting. Each share of Series 1 and Series 2 common stock is entitled to one vote per share; however holders of Series 2 common stock are not entitled to vote in connection with the election of the members of our board of directors. Shares of Series 2 common stock may be converted into shares of Series 1 common stock at any time at the option of the stockholder. As of September 30, 2015 and 2014, no shares of Series 2 common stock were outstanding.
The following table sets forth the computation of basic and diluted net income per share of common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)
Numerator
Net income	$343	$2,528	$2,811	$12,929
Denominator
Weighted average common shares outstanding - basic	53,037	53,999	53,513	53,668
Dilutive effect of stock options, restricted stock units, and Employee Stock Purchase Plan shares	707	1,087	1,068	1,698
Weighted average common shares outstanding - diluted	53,744	55,086	54,581	55,366
Net income per share:
Basic	$0.01	$0.05	$0.05	$0.24
Diluted	$0.01	$0.05	$0.05	$0.23

The following common equivalent shares were excluded from the diluted net income per share calculation, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)
Stock options	3,122	2,866	2,921	1,254
Restricted stock units	2,359	1,102	811	470
Employee Stock Purchase Plan shares	419	53	402	37
Total	5,900	4,021	4,134	1,761

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2015 (unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Money market deposit accounts	$180,460	$—	$—	$180,460
Foreign exchange forward contract	$—	$3	$—	$3
	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market deposit accounts	$170,196	$—	$—	$170,196
Liabilities:
Foreign exchange forward contract	$—	$—	$—	$—
Money market deposit accounts are reported on our consolidated balance sheets as cash and cash equivalents and derivative instruments are reported on our consolidated balance sheets as either prepaid assets and other current assets, net or accrued expenses and other current liabilities.
The fair value of our derivative instruments has been determined using pricing models that take into account the underlying contract terms, as well as all applicable inputs, such as currency rates. The derivative instruments have a fair value of $0.0 million as of September 30, 2015 and December 31, 2014 because we entered into such instruments on those period-ending dates.
Our other financial instruments consist primarily of accounts receivable, accounts payable, accrued liabilities and notes payable. The carrying value of these assets and liabilities approximate their respective fair values as of September 30, 2015 and December 31, 2014 due to the short-term maturities, or in the case of our long-term notes payable, based on the variable interest rate feature. As of September 30, 2015 and December 31, 2014, no significant fair value adjustments were required for non-financial assets and liabilities.
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
For the three months ended September 30, 2015 and 2014, we recorded an income tax benefit of $1.0 million and income tax expense of $2.2 million, resulting in an effective tax rate of 151.2% and 46.5%, respectively. For the nine months ended September 30, 2015 and 2014, we recorded income tax expense of $1.4 million and $9.4 million, resulting in an effective tax rate of 33.4% and 42.1%, respectively. Our quarterly effective tax rate is subject to significant volatility based on the actual amount of pre-tax income (loss) we generate in the period, changes to our forecasted annual effective tax rate and the impact of discrete items arising in the quarter. As of September 30, 2015, our effective tax rate estimate for the year ended December 31, 2015 differed from the statutory rate primarily due to tax charges associated with non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which are partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options. As of September 30, 2014, our effective tax rate estimate for the year ended December 31, 2014 differed from the statutory rate primarily due to tax charges associated with the implementation of our global corporate restructuring plan in the first fiscal quarter of 2014, non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which is partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options.

9. Related Party Transactions
On December 26, 2013, we entered into an agreement with a domain registry company and certain of its subsidiaries. We agreed to pay the domain registry company $4.3 million for second level domains, or SLDs, contingent upon the domain registry company becoming the registry operator for such domains. In April 2015, we used $4.3 million to purchase the SLDs from the domain registry company pursuant to the terms of our agreement. An investment fund holds more than 10% of the outstanding capital stock of the domain registry company and held more than 5% of a class of our voting securities as of March 3, 2015. In addition, during the period in which the agreement with the domain registry company was entered into and as of the date the purchase of the SLDs was completed, a member of our board of directors was a general partner of the entity that indirectly is the general partner of the investment fund.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You can identify these statements by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” or “would” and similar expressions or the negative of these terms. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under “Risk Factors” in this Form 10-Q and those discussed in other documents we file with the SEC.
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
Overview
We operate the world’s largest marketplace for digital offers, connecting consumers with leading retailers and brands. In the year ended December 31, 2014, our marketplace featured digital offers from over 70,000 retailers and brands, and we had contracts with more than 10,000 retailers. According to our internal data compiled using Google Analytics, during the trailing 12 months ended September 30, 2015, we had approximately 730 million total visits to our desktop and mobile websites. During the three months ended September 30, 2015, we averaged 18.6 million mobile unique visitors per month. We own and operate the largest digital offer marketplaces in the U.S. (RetailMeNot.com) and the U.K. (VoucherCodes.co.uk) and the largest portfolio of digital offer websites in France (Bons-de-Reduction.com, Poulpeo.com and Ma-Reduc.com).
We derive a substantial majority of our net revenues from retailers or brands that pay us directly or through third-party performance marketing networks. A retailer is a merchant that sells goods or services directly to consumers. A paid retailer is a retailer or brand that has contracted to pay us a commission for sales which we influence using digital offers made available in our marketplace and/or a retailer or brand that we have a contract with to provide premium placement advertising on our websites, mobile applications or e-mail newsletters. These contracts specify the default commission rate that a paid retailer agrees to pay us; however, we generally attempt to negotiate increases in these rates with most of our top paid retailers.

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
During the three and nine months ended September 30, 2015 and 2014, the substantial majority of our net revenues were derived from commissions earned when consumers made purchases using digital offers featured on our websites and mobile applications. We expect that a majority of our net revenues in the future will continue to be derived from these commissions. Commission rates are determined through negotiations with retailers based on a variety of factors, including the level of exposure to consumers in our marketplace, the quality and volume of sales realized from consumers using digital offers from our marketplace and the category of products purchased using digital offers. We sell our solutions to retailers through a direct sales force.
During the three and nine months ended September 30, 2015, we generated net revenues of $52.4 million and $166.0 million, representing decreases over the comparable prior year periods of 7.2% and 6.4%, respectively. Net income decreased from $2.5 million and $12.9 million for the three and nine months ended September 30, 2014 to $0.3 million and $2.8 million for the three and nine months ended September 30, 2015. Adjusted EBITDA decreased from $16.7 million and $57.8 million to $11.8 million and $41.1 million over the comparable three and nine month periods. See the information under the caption “Discussion Regarding Non-GAAP Financial Measures” below for further discussion of adjusted EBITDA, our use of this measure, the limitations of this measure as an analytical tool, and the reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
In August 2015, we announced a plan to reduce operating expenses in order to realign our cost structure with our current strategic plan. As part of this expense reduction, we reduced U.S. headcount by approximately 10 percent. We estimate that we will incur approximately $1.2 million in severance costs associated with the targeted employee reductions, $1.0 million of which were included in the results of our operations for the third quarter of 2015.
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
We intend to achieve future success by continuing to focus on improving the monetization of our websites and mobile applications. Since the launch of our mobile websites and mobile applications, traffic to these properties has increased significantly. Mobile traffic generally monetizes at a lower rate than desktop traffic. We believe the comparatively lower rate of monetization primarily results from the following: (1) mobile visits tend to be more exploratory in nature, due to lower purchase intent than desktop visits, difficulties in navigating from our mobile websites and applications to retailer websites and friction in the purchase process on retailers' mobile websites, (2) many retailers currently do not recognize affiliate tracking links on their mobile websites or applications, and the tracking mechanisms related to such may not function to allow proper attribution of sales to us and (3) we do not receive sales commissions or attribution when consumers that visit our websites and mobile applications using a mobile device subsequently make a purchase by directly accessing a retailer’s website on another device, such as a desktop or tablet or in-store (a circumstance known as cross device switching). We intend to introduce new methods of monetizing our consumer traffic, particularly the traffic to our mobile websites and applications, including through the use of cost-per-click pricing, single use codes and the introduction of new products and types of offers.

We also believe that recruiting, training and retaining talented employees and strengthening our direct relationships with consumers and retailers will be critical to our future success. We also aim to further strengthen our value proposition for retailers by expanding our retailer solutions. For example, we have recently introduced sponsored category listings, more premium placement advertising opportunities and digital circulars and showcases. We also plan to improve the consistency and reliability of our marketplace by continuing to invest in the development and implementation of certain universal software platforms to support our international websites. We believe this investment will allow us to more easily and rapidly expand organically in new geographic markets and integrate the systems of any additional digital offering businesses which we may acquire and should result in increased operational efficiency. We believe that these significant investments in our team, branding, relationships and technology will enable our expansion into new markets and improve the quality, consistency and monetization of our marketplace.

Key Financial and Operating Metrics
We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments, and assess the longer-term performance of our business. The key financial and operating metrics we use are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except net revenues per visit)
Financial Metrics
Online transaction net revenues:
Desktop online transaction net revenues	$35,791	$47,165	$121,498	$153,568
Mobile online transaction net revenues	4,871	3,146	15,383	8,080
Total online transaction net revenues	40,662	50,311	136,881	161,648
Advertising and in-store net revenues	11,750	6,159	29,095	15,598
Net revenues	52,412	56,470	165,976	177,246
Adjusted EBITDA	11,821	16,723	41,138	57,763
Operating Metrics
Visits:
Desktop visits	92,522	113,768	298,910	350,852
Mobile visits	67,180	47,770	204,678	120,118
Total visits	159,702	161,538	503,588	470,970
Online transaction net revenues per visit:
Desktop online transaction net revenues per visit	$0.39	$0.41	$0.41	$0.44
Mobile online transaction net revenues per visit	$0.07	$0.07	$0.08	$0.07
Total online transaction net revenues per visit	$0.25	$0.31	$0.27	$0.34
Mobile unique visitors	18,596	14,503	18,596	14,503
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
Mobile Unique Visitors. This amount represents the average number of monthly mobile unique visitors for the three month periods ending September 30, 2015 and 2014, respectively. We define each of the following as a mobile unique visitor: (i) the first time a specific mobile device accesses one of our mobile applications during a calendar month, and (ii) the first time a specific mobile device accesses one of our mobile websites using a specific web browser during a calendar month. If a mobile device accesses more than one of our mobile websites or mobile applications in a single calendar month, the first access to each such mobile website or mobile application is counted as a mobile unique visitor, as they are tracked separately for each mobile domain. We measure mobile unique visitors with a combination of internal data sources and Google Analytics data.

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

The following table presents a reconciliation of adjusted EBITDA to net income for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$343	$2,528	$2,811	$12,929
Depreciation and amortization	4,563	3,869	12,742	12,159
Stock-based compensation expense	6,734	6,328	20,091	17,708
Third party acquisition-related costs	—	—	55	—
Other operating expenses	754	750	2,282	3,210
Interest expense, net	536	374	1,449	1,399
Other (income) expense, net	(96)	674	301	974
(Benefit from) provision for income taxes	(1,013)	2,200	1,407	9,384
Adjusted EBITDA	$11,821	$16,723	$41,138	$57,763
The following tables present depreciation expense and stock-based compensation expense as included in the various lines of our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Depreciation Expense:
Cost of net revenues	$131	$107	$383	$339
Product development	975	365	2,430	1,006
Sales and marketing	351	254	989	732
General and administrative	295	220	764	522
Total depreciation expense	$1,752	$946	$4,566	$2,599
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Stock-Based Compensation Expense:
Cost of net revenues	$524	$496	$1,643	$1,307
Product development	2,134	1,939	6,467	5,159
Sales and marketing	1,709	1,305	4,656	4,019
General and administrative	2,367	2,588	7,325	7,223
Total stock-based compensation expense	$6,734	$6,328	$20,091	$17,708

Key Components of Our Results of Operations
Net Revenues
The substantial majority of our net revenues consist of commissions we receive from paid retailers, either directly or through performance marketing networks. In general, we earn commissions from a paid retailer when a consumer makes a purchase online from that paid retailer after clicking on a digital offer for that paid retailer on one of our websites or mobile applications. We also earn revenues from our in-store product, which include commissions earned from a retailer when a consumer presents a digital offer to the retailer in-store and the digital offer is scanned or a unique digital offer code is entered by the retailer at the point of sale, and amounts paid to us by retailers for displaying digital offers that may be redeemed in-store on our websites or mobile applications. We provide performance marketing solutions under contracts with retailers, which generally provide for commission payments to be facilitated by performance marketing networks. Commission rates are typically negotiated with individual retailers with which we have contracts. Our commission rates vary based on a variety of factors, including the retailer, the level of exposure to consumers in our marketplace, the quality and volume of sales realized from consumers using digital offers in our marketplace and the category of products purchased using digital offers. We recognize commission revenues when we receive confirmation that a consumer has completed a purchase transaction with a paid retailer, as reported to us through a performance marketing network, or in some cases, by the retailer directly. When a digital offer applies only to specific items, the discount to the consumer will be applied only to those specific items, but our commission is generally based on the aggregate purchase price of all items purchased at that time by the consumer. Finally, we also earn advertising revenues from premium placement advertising on our websites, mobile applications and email newsletters. Rates for advertising are typically negotiated with individual retailers with which we have contracts. Payments for advertising may be made directly by retailers or through performance marketing networks. We expect that the majority of our net revenues in the future will continue to be derived from commissions. Commission revenues are reported net of a reserve for estimated returns. We estimate returns based on our actual historical returns experience; these returns have not been significant.
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
In August 2015, we announced a plan to reduce operating expenses in order to realign our cost structure with our current strategic plan. As part of this expense reduction, we reduced U.S. headcount by approximately 10 percent. In so doing, we expect to reduce personnel costs by approximately $3.0 million for the remainder of 2015. We estimate that we will incur approximately $1.2 million in severance costs associated with the targeted employee reductions, $1.0 million of which were included in the results of our operations for the third quarter of 2015.
Including the costs savings expected to be recognized as a result of our August 2015 expense reduction, we continue to expect personnel costs will be higher in 2015, both in absolute dollars and as a percentage of net revenues, when compared to the prior year as a result of personnel hired thus far in 2015 and the full year impact of personnel hired in 2014. Personnel costs for employees include salaries and amounts earned under variable compensation plans, payroll taxes, benefits, stock-based compensation expense, costs associated with recruiting new employees, travel costs and other employee-related costs.
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
Product Development
Our product development expense consists primarily of personnel costs of our product management and software engineering teams, as well as fees paid to third-party contractors and consultants engaged in the design, development, testing and improvement of the functionality and user experience of our websites and mobile applications. Due to personnel costs associated with employees hired thus far in 2015 and the full year impact of employees hired in 2014, we expect our product development expense to increase both in absolute dollars and as a percentage of net revenues in 2015.
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
Other Operating Expenses
Other operating expenses consist primarily of amortization expense related to deferred compensation agreements with the selling stockholders of YSL Ventures, Inc. and Bons-de-Reduction.com and Poulpeo.com. In 2013, we acquired YSL Ventures, Inc. and entered into $6.2 million in deferred compensation agreements with the selling stockholders of the business, $3.1 million of which was paid in October 2014, and the remaining $3.1 million of which was paid in equal quarterly installments over the following year, concluding in October 2015. The deferred compensation was due and payable contingent upon the continued employment of the selling stockholders and as a result we amortized the associated expense over the term of the compensation arrangement with the sellers. In 2012, we acquired Bons-de-Reduction.com and Poulpeo.com and issued $3.5 million in seller notes to the selling stockholders of the business. These seller notes were due and payable contingent upon the continued employment of the selling stockholders and as a result have been recorded as deferred compensation, which we amortized over the term of the compensation arrangement with the sellers, which was completed in May 2014. We expect other operating expenses to decrease in absolute dollars and as a percentage of net revenues in 2015 as a result of the completion during 2014 of our deferred compensation agreement with the selling stockholders of Bons-de-Reduction.com and Poulpeo.com.
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
In prior periods, we have benefited from the tax credit incentives under the U.S. research and experimentation tax credit extended to taxpayers engaged in qualified research and experimental activities. The tax credit expired on December 31, 2014, and as such, no benefit is reflected in our income tax expense in the three and nine months ended September 30, 2015. If this credit is renewed under similar terms as in prior years, the result could benefit our effective tax rate.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Consolidated Statements of Operations Data:
Net revenues	$52,412	$56,470	$165,976	$177,246
Costs and expenses:
Cost of net revenues	4,511	4,598	15,033	13,676
Product development	13,011	12,310	39,403	35,996
Sales and marketing	21,930	19,198	66,207	59,565
General and administrative	9,625	10,915	28,907	30,553
Amortization of purchased intangible assets	2,811	2,923	8,176	9,560
Other operating expenses	754	750	2,282	3,210
Total costs and expenses	52,642	50,694	160,008	152,560
Income (loss) from operations	(230)	5,776	5,968	24,686
Other income (expense):
Interest expense, net	(536)	(374)	(1,449)	(1,399)
Other income (expense), net	96	(674)	(301)	(974)
Income (loss) before income taxes	(670)	4,728	4,218	22,313
Benefit from (provision for) income taxes	1,013	(2,200)	(1,407)	(9,384)
Net income	$343	$2,528	$2,811	$12,929
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Consolidated Statements of Operations Data as Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of net revenues	8.6	8.1	9.1	7.7
Product development	24.8	21.8	23.7	20.3
Sales and marketing	41.8	34.0	39.9	33.6
General and administrative	18.4	19.3	17.4	17.2
Amortization of purchased intangible assets	5.4	5.2	4.9	5.4
Other operating expenses	1.4	1.4	1.4	1.9
Total cost and expenses	100.4	89.8	96.4	86.1
Income (loss) from operations	(0.4)	10.2	3.6	13.9
Other income (expense):
Interest expense, net	(1.0)	(0.7)	(0.9)	(0.8)
Other income (expense), net	0.1	(1.1)	(0.2)	(0.5)
Income (loss) before income taxes	(1.3)	8.4	2.5	12.6
Benefit from (provision for) income taxes	2.0	(3.9)	(0.8)	(5.3)
Net income	0.7%	4.5%	1.7%	7.3%

Net Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net Revenues by Source:
Desktop online transactions	$35,791	$47,165	$121,498	$153,568
Mobile online transactions	4,871	3,146	15,383	8,080
Online transactions	40,662	50,311	136,881	161,648
Advertising and in-store	11,750	6,159	29,095	15,598
Total net revenues	$52,412	$56,470	$165,976	$177,246
Percentage of Net Revenues by Source:
Desktop online transactions	68.3%	83.5%	73.2%	86.6%
Mobile online transactions	9.3	5.6	9.3	4.6
Online transactions	77.6	89.1	82.5	91.2
Advertising and in-store	22.4	10.9	17.5	8.8
Total percentage	100.0%	100.0%	100.0%	100.0%
Net Revenues by Geography:
U.S.	$41,048	$43,304	$129,298	$136,907
International	11,364	13,166	36,678	40,339
Total net revenues	$52,412	$56,470	$165,976	$177,246
Percentage of Net Revenues by Geography:
U.S.	78.3%	76.7%	77.9%	77.2%
International	21.7	23.3	22.1	22.8
Total percentage	100.0%	100.0%	100.0%	100.0%
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014. Net revenues decreased by $4.1 million, or 7.2%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.
The overall decrease in net revenues was driven by an $11.4 million, or 24.1%, decrease in desktop online transaction net revenues, partially offset by a $1.7 million, or 54.8%, increase in mobile online transaction net revenues and a $5.6 million, or 90.8%, increase in our advertising and in-store net revenues. The decrease in our desktop online transaction net revenues was primarily caused by a 18.7% decrease in the total volume of visits to our desktop websites and was further driven by deterioration in the average commission rate paid to us. The growth in our mobile online transaction net revenues was primarily driven by a 40.6% increase in visits to our mobile websites, as well as improved monetization driven by an increase in the percentage of visits, including the incremental visits in the period, that resulted in a paid transaction. The growth in our advertising and in-store net revenues was primarily due to the expansion and efforts of our direct sales force as well as improvements to the usability and functionality enhancements of our in-store product.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014. Net revenues decreased by $11.3 million, or 6.4%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.
The overall decrease in net revenues was driven by a $32.1 million, or 20.9%, decrease in desktop online transaction net revenues, partially offset by a $7.3 million, or 90.4%, increase in mobile online transaction net revenues and a $13.5 million, or 86.5%, increase in our advertising and in-store net revenues. The decrease in our desktop online transaction net revenues was primarily caused by a 14.8% decrease in the total volume of visits to our desktop websites and was further driven by deterioration in the average commission rate paid to us. The growth in our mobile online transaction net revenues was primarily driven by a 70.4% increase in visits to our mobile websites, as well as improved monetization driven by an increase in the percentage of visits, including the incremental visits in the period, that resulted in a paid transaction. The growth in our advertising and in-store net revenues was primarily due to the expansion and efforts of our direct sales force as well as improvements to the usability and functionality enhancements of our in-store product.

Cost of Net Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Cost of net revenues	$4,511	$4,598	$15,033	$13,676
Percentage of net revenues	8.6%	8.1%	9.1%	7.7%
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014. For the three months ended September 30, 2015, cost of net revenues decreased by $0.1 million, or 1.9%, compared to the three months ended September 30, 2014. This decrease was primarily attributable to a $0.1 million decrease in personnel costs.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014. For the nine months ended September 30, 2015, cost of net revenues increased by $1.4 million, or 9.9%, compared to the nine months ended September 30, 2014. This increase was largely attributable to a $0.6 million increase in personnel costs.
Product Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Product development	$13,011	$12,310	$39,403	$35,996
Percentage of net revenues	24.8%	21.8%	23.7%	20.3%
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014. For the three months ended September 30, 2015, product development expense increased by $0.7 million, or 5.7%, compared to the three months ended September 30, 2014. This increase was primarily attributable to a $0.6 million increase in fees for third-party data storage and hosting services.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014. For the nine months ended September 30, 2015, product development expense increased by $3.4 million, or 9.5%, compared to the nine months ended September 30, 2014. This increase was primarily attributable to a $4.1 million increase in personnel costs. We increased personnel in order to enhance the functionality of, and develop new features and products for, our websites and mobile applications, and to strengthen our reporting and analytics capabilities. Additionally, fees for third-party data storage and hosting services increased by $1.6 million. These increases were partially offset by the capitalization of $2.7 million of internally developed software and website development costs, net of depreciation expense recognized during the period, related primarily to infrastructure development to enhance our advertising and in-store products, personalization capabilities and content quality and delivery capabilities.

Sales and Marketing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Sales and marketing	$21,930	$19,198	$66,207	$59,565
Percentage of net revenues	41.8%	34.0%	39.9%	33.6%
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014. For the three months ended September 30, 2015, sales and marketing expense increased by $2.7 million, or 14.2%, compared to the three months ended September 30, 2014. This increase was primarily attributable to an increase in advertising and personnel costs. Personnel costs increased by $1.5 million. We increased personnel in order to continue the expansion of our sales teams to support our growing business and to further strengthen relationships with leading retailers. We also added personnel to expand our email marketing, social media and other consumer acquisition initiatives. Online, brand and other marketing expenses increased by $1.7 million. This increase was primarily attributable to online advertising for brand building, contextual advertising placements and user acquisition efforts. These increases were offset by a $0.8 million decrease in paid search expenses.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014. For the nine months ended September 30, 2015, sales and marketing expense increased by $6.6 million, or 11.2%, compared to the nine months ended September 30, 2014. This increase was primarily attributable to a $4.1 million increase in personnel costs. We increased personnel in order to continue the expansion of our sales teams to support our growing business and to further strengthen relationships with leading retailers. We also added personnel to expand our email marketing, social media and other consumer acquisition initiatives. Online, brand and other marketing expenses increased by $2.8 million. This increase was primarily attributable to online advertising for brand building, contextual advertising placements and user acquisition efforts. These increases were offset by a $0.9 million decrease in paid search expenses.
General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
General and administrative	$9,625	$10,915	$28,907	$30,553
Percentage of net revenues	18.4%	19.3%	17.4%	17.2%
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014. For the three months ended September 30, 2015, general and administrative expense decreased by $1.3 million, or 11.8%, compared to the three months ended September 30, 2014. This decrease was primarily attributable to a $0.9 million decrease in our provision for doubtful accounts receivable.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014. For the nine months ended September 30, 2015, general and administrative expense decreased by $1.6 million, or 5.4%, compared to the nine months ended September 30, 2014. This decrease was primarily attributable to a $2.1 million decrease in our provision for doubtful accounts receivable.

Amortization of Purchased Intangible Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Amortization of purchased intangible assets	$2,811	$2,923	$8,176	$9,560
Percentage of net revenues	5.4%	5.2%	4.9%	5.4%
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014. For the three months ended September 30, 2015, amortization of purchased intangible assets decreased by $0.1 million, or 3.8%, compared to the three months ended September 30, 2014. The decrease in amortization expense was due to the expiration of the useful life of certain of the purchased intangible assets as part of our acquisition of the businesses of Ma-Reduc.com in July 2013 and YSL Ventures, Inc. in October 2013.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014. For the nine months ended September 30, 2015, amortization of purchased intangible assets decreased by $1.4 million, or 14.5%, compared to the nine months ended September 30, 2014. The decrease in amortization expense was due to the expiration of the useful life of certain of the purchased intangible assets as part of our acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com in May 2012, Ma-Reduc.com in July 2013 and YSL Ventures, Inc. in October 2013.

Other Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Deferred compensation	$761	$750	$2,297	$3,209
Asset disposal loss (gain)	(7)	—	(15)	1
Total other operating expenses	$754	$750	$2,282	$3,210
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014. During the three months ended September 30, 2015 and 2014, we recognized $0.8 million in deferred compensation charges for our October 2013 acquisition of the business of YSL Ventures, Inc. Our obligations to pay the outstanding amounts under these deferred compensation arrangements were contingent upon the continued employment of the selling stockholders and, as a result, have been recorded as deferred compensation, which we amortized over the term of the compensation arrangements with the sellers.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014. During the nine months ended September 30, 2015 and 2014, we recognized $2.3 million and $3.2 million, respectively, in deferred compensation charges for our October 2013 acquisition of the business of YSL Ventures, Inc. and our May 2012 acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com. Our obligations to pay the outstanding amounts under these deferred compensation arrangements were contingent upon the continued employment of the selling stockholders and, as a result, have been recorded as deferred compensation, which we amortized over the term of the compensation arrangements with the sellers. The decrease in deferred compensation expense is due primarily to the May 2014 completion of our deferred compensation agreement with the selling stockholders of Bons-de-Reduction.com and Poulpeo.com.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Interest expense, net	$(536)	$(374)	$(1,449)	$(1,399)
Other income (expense), net	96	(674)	(301)	(974)
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014. Interest expense, net, increased by $0.2 million for the three months ended September 30, 2015 as compared to the comparable prior year period, due primarily to an increase in average outstanding principal on our senior debt facility. The increase in other income (expense), net is due to an increase in our net foreign currency exchange gain.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014. The increase in interest expense, net for the nine months ended September 30, 2015 is primarily the result of an increase in average outstanding principal on our senior debt facility. This increase was partially offset by lower average interest rates on our outstanding debt, due to the repayment during 2014 of seller notes we issued in connection with our acquisitions of businesses.
The decrease in other expense, net is due to a decrease in our net foreign currency exchange loss. For the nine months ended September 30, 2015, we had an unrealized foreign exchange net loss of $1.2 million, which was partially offset by a $0.9 million realized foreign exchange gain. The realized gain was primarily driven by a gain of $0.6 million related to our foreign exchange derivative instrument. We did not enter into any foreign exchange derivative instruments during the nine months ended September 30, 2014.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Benefit from (provision for) income taxes	$1,013	$(2,200)	$(1,407)	$(9,384)
Percentage of net revenues	2.0%	(3.9)%	(0.8)%	(5.3)%
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014. Our income tax benefit for the three months ended September 30, 2015 was $1.0 million, compared to income tax expense of $2.2 million for the three months ended September 30, 2014. Our effective tax rate was 151.2% and 46.5% during the three months ended September 30, 2015 and 2014, respectively.
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
As of September 30, 2015, our effective tax rate estimate for the year ended December 31, 2015 differed from the statutory rate primarily due to non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which are partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options. As of September 30, 2014, our effective tax rate estimate for the year ended December 31, 2014 differed from the statutory rate primarily due to tax charges associated with the implementation of our global corporate restructuring plan in the first fiscal quarter of 2014, non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which is partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014. Our income tax expense for the nine months ended September 30, 2015 was $1.4 million, compared to income tax expense of $9.4 million for the nine months ended September 30, 2014. Our effective tax rate was 33.4% and 42.1% during the nine months ended September 30, 2015 and 2014, respectively.
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
As of September 30, 2015, our effective tax rate estimate for the year ended December 31, 2015 differed from the statutory rate primarily due to non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which are partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options. As of September 30, 2014, our effective tax rate estimate for the year ended December 31, 2014 differed from the statutory rate primarily due to tax charges associated with the implementation of our global corporate restructuring plan in the first fiscal quarter of 2014, non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which is partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options.
Seasonality and Quarterly Results
Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, including seasonal factors and economic cycles that influence consumer purchasing of retail products. Historically, we have experienced the highest levels of visitors to our websites and mobile applications and net revenues in the fourth quarter of the year, which coincides with the winter holiday season in the U.S. and Europe. During the fourth quarter of 2014, we generated net revenues of $87.4 million, which represented 33.0% of our net revenues for 2014. Further, we believe net revenues from our advertising and in-store products may be even more heavily weighted to the fourth quarter of the year. As net revenues from this part of our business grow as a percentage of overall net revenues, for example to 22.4% from 10.9% of overall net revenues for the three months ended September 30, 2015 and 2014, respectively, our seasonality may increase.
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
Liquidity and Capital Resources
Since our inception, we have funded our operations and acquisitions primarily through private placements of our preferred stock, the issuance of equity securities through our initial public offering and follow-on public offering, bank borrowings and cash flows from operations. We generated positive cash flows from operations for the nine months ended September 30, 2015 and 2014. As of September 30, 2015, we had $270.7 million in cash and cash equivalents, compared to $244.5 million at December 31, 2014. At September 30, 2015, certain of our foreign subsidiaries held approximately $14.5 million of our cash and cash equivalents. If these assets were distributed to the U.S., we might be subject to additional U.S. taxes in certain circumstances, subject to an adjustment for foreign tax credits, and foreign withholding taxes. We have not provided for these taxes because we consider these assets to be permanently reinvested in our foreign subsidiaries. We have no plans or intentions to repatriate cumulative earnings of our foreign subsidiaries through September 30, 2015.
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$52,258	$51,564
Net cash used in investing activities	(17,029)	(10,315)
Net cash (used in) provided by financing activities	(8,202)	9,284
Effects of foreign currency exchange rate on cash	(804)	(720)
Net change in cash and cash equivalents	26,223	49,813
Cash and cash equivalents at beginning of the period	244,482	165,881
Cash and cash equivalents at end of the period	$270,705	$215,694
Net Cash Provided by Operating Activities
Cash provided by operating activities primarily consists of our net income adjusted for certain non-cash items and the effect of changes in operating assets and liabilities. Net cash provided by operating activities was $52.3 million and $51.6 million during the nine months ended September 30, 2015 and 2014, respectively.
During the nine months ended September 30, 2015, cash flows from operating activities were primarily generated through net income of $2.8 million, including the impact of depreciation and amortization expense of $12.7 million, stock-based compensation expense of $20.1 million, amortization of deferred compensation of $2.3 million and $14.2 million from changes in cash flows associated with operating assets and liabilities, offset by excess income tax benefits from stock-based compensation of $1.3 million. The changes in cash flows associated with operating assets and liabilities were primarily driven by a decrease in accounts receivable of $28.2 million due to a seasonal decrease in net revenues following the fourth quarter, which was partially offset by other changes in operating assets and liabilities of $14.0 million.
During the nine months ended September 30, 2014, cash flows from operating activities were primarily generated through net income of $12.9 million, including the impact of depreciation and amortization expense of $12.2 million, stock-based compensation expense of $17.7 million, amortization of deferred compensation of $3.2 million and $17.2 million from changes in cash flows associated with operating assets and liabilities, offset by excess income tax benefits from stock-based compensation of $12.0 million and a deferred income tax benefit of $2.8 million. The changes in cash flows associated with operating assets and liabilities were primarily driven by a decrease in accounts receivable of $14.6 million due to a seasonal decrease in net revenues following the fourth quarter.
Net Cash Used in Investing Activities
Our primary investing activities consist of purchases of property and equipment and other assets and the purchase of a non-marketable investment. Net cash used in investing activities was $17.0 million and $10.3 million during the nine months ended September 30, 2015 and 2014, respectively.
During the nine months ended September 30, 2015 and 2014, we used $13.0 million and $10.2 million, respectively related to the purchase of computer equipment and software, office furniture and fixtures, leasehold improvements, certain capitalized internally developed software and website development costs and domain names. As we expand our business and facilities, we intend to purchase additional technology resources and invest in our operating facilities.
During the nine months ended September 30, 2015, we used $4.0 million to invest in a non-controlling minority ownership stake in a privately-held marketing technology company in the United States.
We may make acquisitions in the future that could have a material impact on our cash flows and operations.
Net Cash Provided by Financing Activities
Our primary financing activities consisted of proceeds from borrowings under our revolving credit facility, the repurchase of our Series 1 common stock, repayments of our senior debt and the share based payment activity. Net cash used in financing activities was $8.2 million in the nine months ended September 30, 2015 compared to net cash provided by financing activities of $9.3 million in the nine months ended September 30, 2014.
During the nine months ended September 30, 2015, we borrowed $30.0 million under our revolving credit facility and used $38.8 million to repurchase our Series 1 common stock. The remainder of our financing activities was primarily composed of proceeds from the issuance of common stock, net of shares withheld for taxes, of $4.3 million, the repayment of a $5.0 million portion of our senior debt and the excess income tax benefit from stock-based compensation and other costs of $1.3 million.
During the nine months ended September 30, 2014, we used $13.3 million to repay a portion of our senior debt and certain seller notes payable. The remainder of our financing activities was primarily composed of proceeds from the issuance of common stock, net of shares withheld for taxes, of $10.6 million and the excess income tax benefit from stock-based compensation and other costs of $12.0 million.

Capital Resources
We believe that our existing cash and cash equivalents and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. As of September 30, 2015, we had $75.0 million in long-term debt outstanding, $10.0 million of which is classified as current maturities, and $95.0 million available for borrowing under our revolving credit facility.
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
In February 2015 our board of directors authorized the repurchase of up to $100 million worth of our Series 1 common stock over a period of up to 24 months. We plan to fund any purchases under this program from one or a combination of existing cash balances, future cash flow, availability under our revolving credit facility and additional debt financing. During the nine months ended September 30, 2015, we used $38.8 million to repurchase 2,815,196 shares of our Series 1 common stock.

Contractual Obligations
There were no material changes to our commitments under contractual obligations as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-Balance Sheet Arrangements
For the three and nine months ended September 30, 2015, we did not, and we do not currently, have any off-balance sheet arrangements.
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
We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. See Note 2 “Summary of Significant Accounting Policies” to the condensed consolidated financial statements included in this Quarterly Report. Of those policies, we believe that the accounting policies enumerated below involve the greatest degree of complexity and exercise of judgment by our management. We evaluate our estimates, judgments and assumptions on an ongoing basis, and while we believe that our estimates, judgments and assumptions are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.
Business Combinations and the Recoverability of Goodwill and Long-Lived Intangible Assets
A significant component of our growth strategy has been to acquire and integrate businesses that complement our existing operations. Though we have not acquired any businesses during the nine month period ending September 30, 2015, we expect to do so in the future. We account for business combinations using the purchase method of accounting and allocate the purchase price of each acquired business to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value at the purchase date. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill.

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
Foreign Currency Exchange Risk
We transact business in various currencies other than the U.S. dollar, principally the British pound sterling and the Euro, which exposes us to foreign currency risk. Net revenues and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of each of our non-U.S. subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. For the nine months ended September 30, 2015 and 2014, approximately 22.1% and 22.8%, respectively, of our net revenues were denominated in such foreign currencies.
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

The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all of our currency exposures as of September 30, 2015, assuming instantaneous and parallel shifts in exchange rates. As of September 30, 2015, our working capital surplus (defined as current assets less current liabilities) subject to foreign currency translation risk was $21.6 million. The potential decrease in net current assets from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates would be $2.2 million. This compares to a working capital surplus subject to foreign currency translation risk of $23.0 million as of December 31, 2014, for which a hypothetical 10% adverse change would have resulted in a potential decrease in net current assets of $2.3 million.
Interest Rate Risk
As of September 30, 2015, we had total notes payable of $75.0 million, consisting of variable interest rate debt based on 3-month LIBOR. Our variable interest rate debt is subject to interest rate risk, because our interest payments will fluctuate with movements in the underlying 3-month LIBOR rate. A 100 basis point change in LIBOR rates would result in an increase in our interest expense of $0.8 million for the next 12 months based on current outstanding borrowings.
Our exposure to market risk on our cash and cash equivalents for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in the three and nine months ended September 30, 2015.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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
We generate consumer traffic to our websites using various methods, including search engine marketing, or SEM, search engine optimization, or SEO, email campaigns and social media referrals. Our net revenues and profitability are dependent upon our continued ability to use a combination of these methods to generate consumer traffic to our websites in a cost-efficient manner. We have experienced and continue to experience fluctuations in search result rankings for a number of our websites. There can be no assurances that we will be able to grow or maintain current levels of consumer traffic either as a whole or with respect to either our desktop or mobile websites.
Our SEM and SEO techniques have been developed to work with existing search algorithms utilized by the major search engines. Major search engines frequently modify their search algorithms. Changes in these algorithms could cause our websites to receive less favorable placements, which could reduce the number of users who visit our websites. For example, in May 2014 a major search engine released an update to its search algorithm that impacted the rankings of all of our websites for certain keywords. In some of those instances, consumer traffic to our websites decreased when compared to traffic levels immediately prior to the algorithm update. We also experienced disruptions in organic search traffic to our websites in the second quarter of 2015 due to additional updates to the same search engine's algorithm. As of September 30, 2015, traffic to our websites had not returned to levels immediately prior to the May 2015 algorithm update due, in part, to changes in search result rankings for certain keywords. We may be unable to modify our SEM and SEO strategies in response to existing and any future search algorithm changes made by the major search engines, which could require a change in the strategy we use to generate consumer traffic to our websites. In addition, websites must comply with search engine guidelines and policies. These guidelines and policies are complex and may change at any time. If we fail to follow such guidelines and policies properly, search engines may rank our content lower in search results or could remove our content altogether from their indices. If we fail to understand and comply with these guidelines, our SEO strategy may become unsuccessful.
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

If we are listed less prominently or fail to appear in search result listings for any reason, it is likely that the number of visitors to our websites will decline. Any such decline in consumer traffic to our websites could adversely impact the number of purchases we generate for our retailers, which could in turn adversely affect our online transaction net revenues. For example, after Google released updates to its search algorithm in May 2014 and in the second quarter of 2015, consumer traffic to our websites decreased in some instances when compared to traffic levels immediately prior to the algorithm updates, which negatively impacted our online transaction net revenues. We may not be able to replace this traffic with the same volume of visitors or in the same cost-effective manner from other channels, such as SEM, display advertising, e-mail or social media, or at all. An attempt to replace this traffic through other channels may require us to increase our sales and marketing expenditures, which would adversely affect our operating results and which additional net revenues may not offset.
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
Web usage and the consumption of digital content are increasingly shifting to mobile platforms such as smartphones and other connected devices. In the nine months ended September 30, 2015 and in fiscal 2014, visits to our mobile websites represented approximately 41% and 28%, respectively, of the total visits to our websites, and we expect the percentage of visits to our mobile websites to continue to grow. Industry-wide solutions to monetize digital offer content effectively on these platforms are at an early stage of development and the future demand and growth prospects for digital offer content on these mobile platforms are uncertain. Further, the rate at which we monetize digital offer content on our mobile websites and applications is significantly lower than the rate on our desktop websites.
The growth of our business depends in part on our ability to deliver compelling solutions to consumers and retailers through these new mobile marketing channels. Our success on mobile platforms will be dependent on our interoperability with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade our functionality or give preferential treatment to competitive services could adversely affect usage of our services through mobile devices.
Further, to deliver high quality mobile offerings, it is important that our solutions integrate with a range of other mobile technologies, systems, networks and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards. For example, some retailers today do not recognize affiliate tracking links on their mobile websites or applications, and affiliate tracking links on mobile websites or applications may not function to allow retailers’ sales to be attributed to us. Further, consumers may click on a digital offer displayed on our mobile websites or in our mobile applications, but execute a purchase using that digital offer on a different platform, such as on the retailer’s desktop website or in-store (a circumstance known as cross device switching), which may result in those retailer sales not being attributed to us. As a result, in each such case, we may not receive commission revenues when a consumer executes a purchase on the retailer’s platform after clicking through a digital offer displayed on our mobile websites or in our mobile applications. If retailers fail to recognize affiliate tracking links on their mobile websites or applications, or affiliate tracking links on mobile websites or applications do not function to allow retailers’ sales to be attributed to us and our mobile traffic continues to represent a significant percentage of our consumer traffic, or increases, our business could be harmed and our operating results could be adversely affected.
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
As a result of these and other factors, we have a limited ability to forecast the amount of future net revenues and expenses, and our operating results may vary from quarter to quarter and have fallen , and may in the future fall, below our estimates or the expectations of public market analysts and investors. Fluctuations in our quarterly operating results may lead analysts to change their long-term models for valuing our common stock, cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or cause other unanticipated issues, all of which could cause our stock price to decline. As a result of the potential variations in our quarterly net revenues and operating results, we believe that quarter-to-quarter comparisons of our net revenues and operating results may not be meaningful and the results of any single quarter should not be relied upon as an indication of future performance.
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
The market for digital offer solutions is highly competitive, fragmented and rapidly changing. Our competition for traffic from consumers seeking to save money on online or in-store purchases includes digital offer websites and mobile applications, cash back, loyalty and discounted gift card websites and mobile applications, retailers, search engines, social networks, comparison shopping websites, newspapers and direct mail campaigns. Our competition for retailer marketing spend includes digital offer websites that offer a pay-for-performance model, digital offer websites and mobile applications, search engines and social networks that compete for online advertising spend and television, magazines and newspapers that compete for offline advertising spend. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our profitability. We also expect competition in e-commerce generally, and digital offer solutions in particular, to continue to increase because there are no significant barriers to entry. A substantial number of digital offer websites and mobile applications, including those that attempt to replicate all or a portion of our business model, have emerged globally. In addition to such competitors, we are experiencing increasing competition from other businesses that provide digital offers similar to ours as an add-on to their core business. For example, Groupon, Living Social, Coupons.com and Facebook now provide digital offers, and Google and PayPal are now providing digital offers for in-store purchases. We also expect to compete against other websites and mobile applications that serve niche markets and interests. In addition, we compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies that provide coupons and discounts on products and services.
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
We have expanded our overall business and product offerings, consumer traffic, paid retailers, employee headcount and operations in recent periods. We increased our total number of full-time employees from 35 as of December 31, 2010 to 534 as of September 30, 2015. In August 2015, we reduced our U.S. headcount by approximately 10%. We have also established or acquired operations in other countries. In 2011, we acquired the business of VoucherCodes.co.uk, which is based in the U.K. In 2012, we acquired Bons-de-Reduction.com and Poulpeo.com, which are based in France, and relaunched Deals.com in Germany. In March 2013, we acquired Actiepagina.nl, which is based in the Netherlands. In July 2013, we acquired Ma-Reduc.com, which is based in France. In most of these instances, we previously had no presence in these countries. Finally, we have integrated new types of digital offers on our platforms, including digital rebates and discounted gift cards in fiscal 2015. In certain instances, we are the merchant of record for sale of gift cards, which is an evolution of the role we have traditionally played with our users. For various reasons, including those listed above, our business is becoming increasingly complex, especially in light of the increase in content types and our platforms as well as the number of acquisitions we have integrated and are in the process of integrating. Our limited operating history, reliance on multiple websites, mobile applications and brands and our expansion have placed, and will continue to place, a significant strain on our managerial, operational, product development, sales and marketing, administrative, financial and other resources.
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
Further, to accommodate our expected expansion we must add new hardware and software and improve and maintain our technology, systems and network infrastructure. Failure to effectively upgrade our technology or network infrastructure to support our expected increases in mobile traffic volume and mobile application usage could result in unanticipated system disruptions, slow response times or poor experiences for consumers. To manage the expected expansion of our operations and personnel and to support financial reporting requirements as a public company, we will need to continue to improve our transaction processing and reporting, operational and financial systems, procedures and controls. These improvements will be particularly challenging if we acquire new operations with different back-end systems. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage any growth and increased complexity successfully and hire additional qualified personnel in an efficient manner, our business, financial conditions and operating results could be adversely affected.

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
A decrease in the quality of the digital offers available through our marketplace could harm our reputation and damage our ability to attract and retain consumers and retailers, which could adversely affect our business. Additionally, maintaining and enhancing our RetailMeNot brand and the brands of each of our other websites and mobile applications is critical to our ability to attract new retailers and consumers to our marketplace, generate net revenues and successfully introduce new solutions. We may not be able to successfully build our RetailMeNot brand in the U.S. or the EU without losing some or all of the value associated with, or decreasing the effectiveness of, our other brands. We expect that the promotion of all our brands will require us to make substantial investments and as our market becomes more competitive, these branding initiatives may become increasingly difficult and expensive. The successful promotion of our brands will depend largely on our marketing and public relations efforts. If we do not successfully maintain and enhance our brands, we could lose consumer traffic, which could, in turn, cause retailers to terminate or reduce the extent of their relationship with us. Our brand promotion activities may not be successful or may not yield net revenues sufficient to offset this cost, which could adversely affect our reputation and business.
Our business model depends upon digital offer inventory that we do not own or otherwise generally control, and the failure to maintain sufficient inventory or quality of the digital offers available on our websites may adversely affect our perceived value by consumers and therefore retailers.
Our success depends on our ability to provide consumers with the digital offers they seek. A substantial majority of our revenues come from arrangements in which we are paid by retailers to promote their digital offers. Additionally, as much as one-third of the digital offers on our websites are submitted by users. Therefore, we do not own or control the inventory of content upon which our business depends. Because a large number of our digital offers are submitted by users, our efforts to ensure the quality and reliability of those digital offers are critical to our success. From time to time consumers submit complaints that our digital offers are invalid or expired. If our algorithms and automated processes for validating and sorting user-submitted digital offers are ineffective, or if our representatives responsible for manual review and curation of user-submitted digital offers are unable to effectively select and sort the digital offers that are reliable and most appealing to our users, we may be unable meet the needs of consumers and our operating results may be adversely affected.
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
In 2008, New York implemented regulations that require retailers to collect and remit sales taxes on sales made to residents of New York if the publisher that facilitated that sale is a New York resident. In 2011, California passed similar regulations, and several other states have enacted or proposed similar regulations, although some of the regulations proposed by these other states have not passed. In addition, the State of New Jersey, a state in which we have operations, passed similar regulations on July 1, 2014. The requirement to collect and remit sales tax in New Jersey has not had a material impact on our results of operations to date. However, in the future, paid retailers in our marketplace that do not currently have sales tax nexus in New Jersey or in any other state that passes or has passed similar regulations and in which we have operations, employees or contractors in the future, may significantly alter the manner in which they pay us, cease paying us for sales we facilitate for that retailer in that state or cease using our marketplace, each of which could adversely impact our operating results. Further, if Texas were to pass similar regulations, we believe a substantial number of the paid retailers in our marketplace would cease paying us for sales we facilitate for that retailer in Texas, significantly alter the manner in which they pay us or cease using our marketplace. This would decrease our sales and our business, financial condition and operating results would be adversely affected.
Our failure or the failure of third-party service providers to protect our platform and network against security breaches, or otherwise protect our confidential information, could damage our reputation and brand and substantially harm our business and operating results.
We deliver digital offers via our websites, mobile applications, email newsletter and alerts and social media presence, and we collect and maintain data about consumers, including personally identifiable information, as well as other confidential or proprietary information. We also sell gift cards and provide cash back rebates to users. Our security measures may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by our platform or that we or our third-party service providers otherwise maintain. Breaches of our security measures or those of our third-party service providers could result in unauthorized access to our platform or other systems; unauthorized access to and misappropriation of consumer information, including consumers’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our platform; deletion or modification of content, or the display of unauthorized content, on our websites or our mobile applications; or a denial of service or other interruption in our operations. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our size and scale, our geographic footprint and international presence, our use of open source software and technologies, the outsourcing of some of our business operations and continued threats of cyber-attacks. Although cybersecurity and the development and enhancement of controls, processes and practices designed to protect our and our third party providers’ systems, computers, software, data and networks from attack, damage or unauthorized access are a priority for us, this may not successfully protect our respective systems against all vulnerabilities, including technologies developed to bypass our security measures. In addition, outside parties may attempt to fraudulently induce employees, users or retailers to disclose sensitive information in order to gain access to our or our third party providers’ secure systems and networks.
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
We operate our business using third-party data center hosting facilities located in California, Oregon, Virginia, the U.K., France, Ireland and the Netherlands. All of our data gathering and analytics are conducted on, and the content we deliver is processed through, servers in these facilities. We also rely on bandwidth providers, Internet service providers and mobile networks to deliver content. Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our service.

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
Additionally, the EU has traditionally imposed more strict obligations under data privacy laws and regulations. Individual EU member countries have had discretion with respect to their interpretation and implementation of EU data privacy laws, resulting in variation of privacy standards from country to country. Legislation and regulation in the EU and some EU member states requires companies to obtain specific types of notice and consent from consumers before using cookies or other tracking technologies. To comply with these requirements, the use of cookies or other similar technologies may require the user’s affirmative, opt-in consent. Although the European Commission had previously agreed to a common EU-U.S. “safe harbor” framework for the transfer of certain personal information from the EU to the U.S., in October 2015, the European Court of Justice, or ECJ, ruled that the safe harbor framework was invalid. As a result, regulators in individual EU member states will retain control over data privacy requirements and we may be subject to additional obligations that could force us to change our business practices or incur additional costs. Additionally, in January 2012, the European Commission announced significant proposed reforms to its existing data protection legal framework that may result in a greater compliance burden with respect to our operations in Europe. These reforms continue to be debated. There remains uncertainty surrounding them with respect to their scope but it is likely they will be agreed upon between the various European stakeholders by the end of 2015 and be implemented and come into force thereafter. In addition, the ECJ recently found that there is a “right to be forgotten,” which means that the user has a right to request his or her personal information be deleted. In deciding this case, the ECJ purported to extend jurisdictional reach over foreign Internet activities. As a result of this decision, significant new restraints may be imposed on the retention of personal data throughout the EU, which could impact the operation and growth of our business in EU.
Other changes in global privacy laws and regulations and self-regulatory regimes may also force us to incur substantial costs or require us to change our business practices. This could compromise our ability to pursue our growth strategies effectively and may adversely affect the demand for our solutions or otherwise harm our business and financial condition. For instance, new privacy laws or regulations or changed interpretations of existing laws or regulations could require performance marketing networks or us to take additional measures to facilitate consumer privacy preferences or to limit or cease altogether the collection, use or disclosure of data. For example, one potential restriction on the use of cookies would allow a website that a consumer has elected to visit to continue to place cookies on the user’s browser without explicit consent, but would require the user’s explicit consent for a third party to place its cookies on the user’s browser. A recent FTC staff report also recommends that websites offer consumers a choice about whether the owner of the website can use third parties to track the consumer’s activity for certain purposes. We are dependent on third parties, including performance marketing networks, to place cookies on browsers of users that visit our websites. If in the future we are restricted from allowing cookies, if there is a material increase in the number of users who choose to opt out or block cookies and other tracking technologies, or if performance marketing networks’ cookies or other tracking mechanisms otherwise do not function properly, our ability to generate net revenues would be significantly impaired.
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

Changes in consumer sentiment or laws, rules or regulations regarding the use of cookies and other tracking technologies, advertising blocking software and other privacy matters could have a material adverse effect on our ability to generate net revenues and could adversely affect our ability to collect proprietary data on consumer shopping behavior.
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
Various software tools and applications have been developed that can block advertisements from a user’s screen or allow users to shift the location in which advertising appears on webpages or opt out of display, search and internet-based advertising entirely. In particular, Apple recently updated its mobile operating system to permit these technologies to work in its mobile Safari browser. In addition, changes in device and software features could make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies. In particular, the default settings of consumer devices and software may be set to prevent the placement of cookies unless the user actively elects to allow them. For example, Apple’s Safari browser currently has a default setting under which third-party cookies are not accepted, and users must activate a browser setting to enable cookies to be set. Additionally, Mozilla Corporation announced on February 25, 2013, that its Firefox browser also will not accept third-party cookies by default. On February 22, 2012, the Digital Advertising Alliance announced that its members will work to add browser-based header signals to the set of tools by which consumers can express their preferences not to be tracked online. As discussed above, a recent FTC report on consumer privacy calls for the development and implementation of a persistent Do Not Track mechanism that enable consumers to choose whether to allow the tracking of their online search and browsing activities. Various industry participants have worked to develop and finalize standards relating to a Do Not Track mechanism, and such standards may be implemented and adopted by industry participants at any time.
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
We have begun to introduce new product offerings, which may be subject to regulation by federal, state and local authorities and by authorities in foreign countries. For example, unlike our other solutions, in order to facilitate product offerings such as card-linked offers or the sale of gift cards, we, or one or more third party payment processors acting on our behalf, may acquire, store and process consumer credit card data or other personally identifiable information. The processing of such information requires compliance with the Payment Card Industry Data Security Standard, or PCI DSS, which compliance certification we previously obtained. Under the PCI DSS, we are required to maintain internal controls over the use, storage and security of credit card data and other personally identifiable information to help prevent credit card fraud. Failure to comply with this standard or other loss of our PCI DSS compliance could result in breaches of contractual obligations with our payment processors, may subject us to fines, penalties, damages and civil liability and could eventually prevent us from processing or accepting credit cards.
Transactions involving digital rebates, the sale of gift cards, and/or the purchase of gift cards (which we expect to offer in the future), us to comply with numerous state, federal and international laws and regulations. We have limited experience operating our business in accordance with these specific laws and regulations. In addition, purchases and sales of gift cards, and particularly the purchase and sale of gift cards acquired from consumers rather than directly or indirectly from the issuing retailer, increase our exposure to various types of fraud committed by third parties or by our own employees. Our failure to accurately anticipate the application of laws and regulations related to the purchase and sale of gift cards, or other failure to comply, and our failure to anticipate, prevent or discover fraud related to the purchase or sale of gift cards, could create liability for us, result in adverse publicity or cause us to alter our business practices, any of which could cause our net revenues to decrease, our costs to increase, or our business otherwise to be harmed.
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
Legislation introduced in the 113th Congress in 2013, including H.R. 684 and S. 336, and approved by the U.S. Senate in May 2013, and similar legislation introduced in the U.S. Senate as S. 698 in March 2015, would grant states the authority to require out-of-state retailers to collect and remit sales taxes. The adoption of remote sales tax collection legislation would result in the imposition of sales taxes and additional costs associated with complex sales tax collection, remittance and audit compliance requirements on many of our retailers, which would make selling online or through mobile applications less attractive for these retailers. Additionally, the introduction of new or increased taxes applicable to online transactions could make online purchases less attractive to consumers relative to in-store retail purchases. These changes could substantially impair the growth of e-commerce and m-commerce in the U.S., and could diminish our opportunity to derive financial benefit from our activities in the U.S.
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
For instance, the use of our technology to provide our solutions could be challenged by claims that such use infringes, dilutes, misappropriates or otherwise violates the intellectual property rights of a third party. In addition, we currently face and may in the future be exposed to claims that content published or made available through our websites or mobile applications violates third-party intellectual property rights. For example, retailers and other third parties frequently have complained that their trademarks, copyrights or other intellectual property are being used on our websites or mobile applications without their permission and in violation of their rights or in violation of laws or regulations. For example, in March 2015, a retailer filed suit against us based on trademark infringement and other claims. The litigation related to those claims has been settled.
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
Effective trade secret, patent, copyright, trademark and domain name protection is expensive to obtain, develop and maintain, both in terms of initial and ongoing registration or prosecution requirements and expenses and the costs of defending our rights. We are seeking to protect our patentable technology, trademarks and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming. We have two patents issued and 74 pending patent applications, including 8 provisional applications. We do not know whether any of our pending patent applications will result in the issuance of additional patents or whether the examination process will require us to narrow our claims or we may otherwise be unable to obtain patent protection for the technology covered in our pending patent applications. Our patents, trademarks and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Moreover, any issued patents may not provide us with a competitive advantage and, as with any technology, competitors may be able to develop similar or superior technologies to our own, now or in the future.
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
Our net revenues from operations outside the U.S. comprised 22.1% and 21.8% of our net revenues in the nine months ended September 30, 2015 and in fiscal year 2014, respectively. We operate websites marketing to residents of the U.K., France, the Netherlands, Germany and Canada. We currently have operations in the U.K., France and the Netherlands. We intend to maintain or expand our existing operations in these countries as well as establish a presence in additional countries to grow our international sales. Operating in foreign countries requires significant resources and management attention, and we have limited experience entering new geographic markets. In addition, the varying commercial and Internet infrastructure in other countries may make it difficult for us to replicate our business model. In many countries, we compete with local companies that have more experience in their respective markets than we do, and we may not benefit from first-to-market advantages. To achieve widespread acceptance in new countries and markets, we must continue to tailor our solutions and business model to the unique circumstances of such countries and markets, which can be difficult and costly. Failure to adapt practices and models effectively to each country into which we expand could slow our international growth. We cannot assure you that our international efforts will be successful. International sales and operations may be subject to risks such as:

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
As of September 30, 2015, we have an aggregate of 84,808,459 shares of Series 1 common stock authorized but unissued and not reserved for issuance under our stock option plans or otherwise. We may issue all of these shares without any action or approval by our stockholders, subject to certain limitations of the NASDAQ Global Select Market. We may require additional capital from equity or debt financing in the future in order to take advantage of strategic opportunities, or to support our existing business. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility, including our ability to issue or repurchase equity, develop new or enhanced existing products, complete acquisitions or otherwise take advantage of business opportunities. If we raise additional funds or finance acquisitions through further issuances of equity, convertible debt securities or other securities convertible into equity, you and our other stockholders could suffer significant dilution in your percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our Series 1 common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.
If our management team or other key employees do not remain with us in the future, our business, operating results and financial condition could be adversely affected.
We have been successful in attracting a knowledgeable and talented management team and key operating personnel. Our future success depends in large part on our ability to attract and retain these employees. Our senior management team’s in-depth knowledge of and deep relationships with the participants in our industry are extremely valuable to us and there can be no assurance that our senior management team will remain with us in the future, or that we will successfully recruit and retain qualified replacements for those who have departed or depart in the future. For example, as of October 30, 2015, the executive search remained ongoing for our permanent chief financial officer.
Our business also requires skilled engineering, marketing, product and sales personnel, who are in high demand and are often subject to competing offers. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees could harm our operating results and impair our ability to grow. The reduction in U.S. headcount effected in August 2015 could not only make it difficult to retain other remaining employees, but also could make it difficult to attract additional personnel, to the extent we need to replace departed employees.
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

The reduction in U.S. headcount effected in August 2015 resulted in the loss of certain expertise and the reallocation of certain employment responsibilities, all of which could adversely affect operational efficiencies, employee performance and retention. To the extent that we are unable to effectively reallocate employee responsibilities and retain key employees, our strategic goals and our financial results may be adversely affected.
Our current management team has a limited history of working together and may not be able to execute our business plan.
Certain members of our senior management team, including our interim Chief Financial Officer, General Counsel, Chief Marketing Officer for North America, Senior Vice President of Corporate Development and Senior Vice President of Product, have only recently joined our management team or assumed their roles. As such, our current management team has worked together for only a limited period of time and has a limited track record of executing our business plan as a team. In addition, we expect to fill an additional position in our senior management team in the current fiscal year. Accordingly, it is difficult to predict whether our management team, individually and collectively, will be effective in operating our business.
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
Our performance marketing networks and retailers typically pay us on a monthly basis based upon sales generated from digital offers. We rely on our performance marketing networks and retailers to report accurately and in a timely manner the amount of commission revenues earned by us. We calculate our net revenues, prepare our financial reports, projections and budgets and direct our advertising, marketing and other operating efforts based in part on reports we receive from our performance marketing networks and retailers. It is difficult for us to determine independently whether our performance marketing networks or retailers are reporting all revenue data due to us. We have occasionally experienced instances of incomplete or delayed reports from our performance marketing networks and retailers, and we generally do not have the contractual right to audit our performance marketing networks or retailers. We have also experienced instances where payments may not be made by retailers through performance marketing networks, which can increase the likelihood that accounts receivable will be written off as uncollectible. To the extent that our performance marketing networks or retailers fail to report accurately the amount of net revenues payable to us in a timely manner or at all, we will not recognize and collect net revenues to which we are entitled, which could harm our operating results. If we are allowed to audit a performance marketing network or retailer and do so, or if we otherwise dispute the accuracy of a revenue report a performance marketing network or retailer has delivered to us, our recognition of net revenues to which we may ultimately be entitled could be delayed. Conversely, if a performance marketing network or retailer delivers a report overstating the amount of net revenues earned by us in one period and attempts to reverse the overpayment in a subsequent period, whether by seeking a refund from us or reducing a future payment due to us, our recognition of revenue could be overstated. Any such delay or overstatement in our revenue recognition could harm our business and operating results.
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
We believe that a critical component of our success has been our corporate culture, which we believe fosters innovation, encourages teamwork, cultivates creativity and promotes focus on execution. We have invested and continue to invest substantial time, energy and resources in building a highly collaborative team that works together effectively in an environment designed to promote openness, honesty, mutual respect and the pursuit of common goals. As we continue to develop the infrastructure of a public company, and particularly in light of the reduction in U.S. headcount that occurred in August 2015, we may find it difficult to maintain these valuable aspects of our corporate culture and to attract competent personnel who are willing to embrace our culture. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain personnel, encourage innovation and teamwork and effectively focus on and pursue our corporate objectives.
We are subject to currency exchange risk in connection with our international business operations and are exposed to interest rate risk.
Cash inflows and outflows in our international operations are typically denominated in currencies other than the U.S. dollar, which is our functional currency for financial reporting purposes. For the nine months ended September 30, 2015 and for fiscal year 2014, approximately 22.1% and 21.8%, respectively, of our net revenues were denominated in such foreign currencies. In addition, certain intercompany indebtedness between us and a foreign subsidiary, which uses the Euro as its functional currency, is dollar denominated. Our reliance on and exposure to foreign currencies subjects our financial results to fluctuations in currency exchange rates and changes in the proportion of our net revenues and expenses attributable to each of our foreign locations. For example, we recognized a foreign exchange loss of $0.3 million and $0.9 million in the nine months ended September 30, 2015 and in fiscal year 2014, respectively. In addition, we expect our exposure to fluctuations in foreign exchange rates to increase as we expand our business in existing and new international markets and when the exchange rates strengthen or weaken against the U.S. dollar. We began entering into hedging arrangements related to our intercompany indebtedness in December 2014, and we expect to continue to enter into hedging arrangements in the future in order to manage our exposure to foreign currency fluctuations, but such activity may not completely eliminate fluctuations in our operating results. Foreign currency exchange rate fluctuations adversely impacted our profitability in 2014 and may continue to do so in the future.
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
The trading price of our common stock has been, and is likely to continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in July 2013 at a price of $21.00 per share, the reported high and low sales prices of our Series 1 common stock has ranged from $8.24 to $48.73 per share through September 30, 2015. The trading price of our stock has been and is likely to continue to be subject to wide fluctuations in response to various factors, including the risk factors described in this section and elsewhere in this Quarterly Report on Form 10-Q, and other factors beyond our control. Factors affecting the trading price of our common stock include:

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
As of September 30, 2015 we had 52,408,938 shares of common stock outstanding. Shares beneficially owned by our affiliates and employees are subject to volume and other restrictions under Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, various vesting agreements, our insider trading policy and any applicable 10b5-1 trading plan.
In addition, we have registered 15,608,683 shares of Series 1 common stock that we have issued and may issue under our equity plans, 2,826,080 shares of which were issued and outstanding as of September 30, 2015. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our named executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our Series 1 common stock. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
As of October 30, 2015, holders of approximately 28.5% of our common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
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
In February 2015, our Board of Directors authorized a share repurchase program. Under the program, we are authorized to repurchase shares of Series 1 common stock for an aggregate purchase price not to exceed $100 million, over the 24-month period following the program’s approval by our Board. During the nine months ended September 30, 2015, we repurchased 2,815,196 shares of our Series 1 common stock at an aggregate purchase price of $38.8 million.
Although the Board has authorized the share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases will depend upon several factors, including market and business conditions, the trading price of our Series 1 common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our Series 1 common stock pursuant to our share repurchase program could affect the market price of our Series 1 common stock or increase its volatility. For example, the existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program has increased our level of long-term debt and could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our Series 1 common stock has declined, and may in the future decline, below the levels at which we repurchase shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so, and short-term stock price fluctuations could reduce the program’s effectiveness.
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

•	repaid the outstanding principal and accrued interest on seller notes issued in conjunction with our acquisition of Actiepagina.nl in 2013, which totaled approximately $1.2 million;

•	repaid the outstanding principal and accrued interest on seller notes issued in conjunction with our acquisition of Ma-Reduc.com in 2013, which totaled approximately $5.3 million; and

•	used $4.0 million in April 2015 to invest in a non-controlling minority ownership stake in a privately-held marketing technology company in the United States.
There have been no material changes in the planned use of proceeds from our IPO and our follow-on public offering from that described in our Annual Report on Form 10-K for the year ended December 31, 2014.

(c) Issuer Purchases of Equity Securities (1)
Our Series 1 common stock repurchase activity during the three months ended September 30, 2015 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price per share)
July 1 – 31, 2015	—	—	—	$72,832
August 1 – 31, 2015	1,170	$9.13	1,170	62,149
September 1 – 30, 2015	100	$9.14	100	61,234
Total	1,270	$9.13	1,270	$61,234

(1)
On February 5, 2015, our board of directors authorized a program to repurchase up to $100 million worth of our Series 1 common stock over a period of up to 24 months. The repurchase program was publicly announced on February 10, 2015. As of September 30, 2015, $38.8 million of the $100 million has been utilized. Our share repurchase program does not obligate us to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

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

RETAILMENOT, INC.

Date:	November 6, 2015	By:	/s/ G. Cotter Cunningham
		Name:	G. Cotter Cunningham
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2015	By:	/s/ Louis J. Agnese, III
		Name:	Louis J. Agnese, III
		Title:	Interim Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Nos.	Description

3.1*	Sixth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 23, 2013).

3.2*
Amended and Restated Bylaws (filed as Exhibit 3.4 to the Registrant’s Form S-1 Registration Statement, as amended, filed with the Securities and Exchange Commission on July 8, 2013 (Registration No. 333-189397)).

10.1*
Amendment No. 4 to Lease Agreement by and between NOP 301 Congress LP and RetailMeNot, dated August 19, 2015 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2015).

10.2**	Employment Agreement between the Registrant and Jonathan B. Kaplan, dated August 7, 2015.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Incorporated herein by reference to the indicated filing.

**	Furnished herewith.