Form 10-K
period 2015-12-31
RetailMeNot, Inc.
filed 2016-02-19
CIK 1475274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2015, the aggregate market value of its common stock held by non-affiliates on that date was $683,105,278.
As of January 31, 2016, 49,511,564 shares of the registrant’s Series 1 Common Stock were outstanding.

Documents incorporated by reference:
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Proxy Statement relating to our 2016 annual meeting of shareholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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
Item 1. Business.
Company Overview
We operate a leading digital savings destination connecting consumers with retailers, restaurants and brands, both online and in-store. In 2015, our marketplace featured more than 800,000 digital offers each month. Digital offers are offers, offer codes and brand or category specific discounts made available online or through mobile applications that are used by consumers to make online or in-store purchases directly from retailers (which we define to mean both retailers and restaurants, but excluding grocery retailers). Digital offers can include coupons, sales, consumer tips, advertisements, discounted digital gift cards redeemable at retailers or cash-back rebates associated with the purchase of a product or a consumer action. Our websites, mobile applications, email newsletters and alerts and social media presence enable consumers to search for, discover and redeem hundreds of thousands of relevant digital offers from retailers and brands. Our marketplace features digital offers across multiple product categories, including clothing; electronics; health and beauty; home and office; travel, dining and entertainment; personal and business services; and shoes. We believe our investments in digital offer content quality, product innovation and direct retailer relationships allow us to offer a compelling experience to consumers looking to save money, whether online or in-store.
We believe we are a trusted partner to retailers and brands. We provide our retailers and brands access to a large and engaged consumer audience. We help retailers and brands drive sales and acquire new customers online and in-store through our websites and mobile applications. In addition, our pay-for-performance model, from which a substantial majority of our revenues are derived, along with flat fee arrangements, enable us to structure mutually beneficial relationships with our paid retailers, providing them control and flexibility with respect their marketing spend and, in many cases, resulting in payment of a commission to us only after a sale is made.
Our Industry
The retail industry is large, and e-commerce and mobile commerce are growing rapidly. Internet and mobile devices have become an integral part of the consumers’ shopping experience and are increasingly influencing the consumers’ purchasing decision process online and in-store. The rise of mobile-optimized websites and applications has enabled consumers to use digital offers for purchases through their mobile devices or for in-store redemption at checkout. We believe that the adoption of location-based technologies will further contribute to this growth. Retailers and brands are recognizing the need to expand their online and mobile advertising initiatives. We believe many retailers and brands are re-allocating their budgets to the channels in which consumers are spending more of their time before making purchase decisions.
Retailers and brands are focused on the return on investment, or ROI, of their marketing spend and are adopting solutions, like digital offers, that allow them to measure and optimize the impact of their promotional campaigns. We believe that the direct response nature of digital offers, which allow for better consumer segmentation, targeting, tracking of redemptions and automated attribution to specific promotional campaign spend better facilitates the ability to measure ROI compared to more traditional advertising channels.
In addition, the speed and adaptability of digital offers allows retailers and brands to reach consumers whenever and wherever they are shopping. Further, retailers and brands are able to post digital offers quickly, edit and iterate on-the-go and modify the scale of campaigns dynamically based on consumer interest and marketing budgets. This compares favorably to traditional print couponing, which requires longer lead times and is a more manual and expensive process due to the additional overhead associated with printing and distributing physical offers.
Industry Challenges
Within this large addressable market, consumers and retailers and brands face various challenges that represent barriers to increased retail commerce activity, online and in-store.
Challenges for Consumers

•
Difficult to find relevant digital offers. Digital offers are most valuable to consumers when they relate to products and brands that consumers want. Consumers face a fragmented landscape as digital offers are available in many different formats across a large number of distribution channels. Traditional offers are available in newspapers, magazines and direct mail, while digital offers are available on the websites and mobile applications of retailers and brands, digital offer websites, in emails or embedded as advertising. Many digital offer websites and other distribution channels lack the breadth and depth to provide a relevant digital offer when a consumer wants it, whether online or in-store. In addition, few digital offer websites or mobile applications have the retailer and brand relationships and resources to build a comprehensive selection of digital offers for consumers. Consumers often have to resort to visiting multiple websites or mobile applications to check if a relevant digital offer from their preferred retailer or brand is available.

•
Unreliable digital offers. Many digital offer websites and mobile applications provide unreliable digital offers that may be declined by retailers, causing consumer frustration and disappointment. These websites and mobile applications lack the infrastructure and technology to review and validate digital offers that appear on their properties, resulting in digital offers that can expire without notice or are invalid.

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

Challenges for Retailers and Brands

•
Difficulty reaching consumers at scale. The increasing amount of digital content and the proliferation of mobile devices creates significant audience fragmentation. This fragmentation makes it difficult for retailers and brands to reach their target audience at scale and at a time when their purchase behavior can be influenced.

•
Difficulty engaging consumers across channels. With the shift in consumer engagement towards online, mobile and social channels, and the development of channels for online and mobile shopping that offer rapid delivery of goods ordered online, retailers and brands need an integrated multichannel solution to optimize their promotional efforts to increase traffic and drive sales. Creating consistent and integrated consumer engagement across their online, mobile and offline retail presence can represent a challenge for many retailers and brands. Additionally, if consumers have a poor experience with an offer it may negatively impact consumers’ image of the retailer or brand.

•
Ineffective and difficult to measure marketing solutions. Retailers and brands are looking to maximize the returns on their promotional campaigns. Many traditional marketing options do not allow retailers and brands to effectively measure the ROI of their marketing spend or collect behavioral consumer data to optimize their campaigns. Therefore, retailers and brands seek a solution that can provide pay-for-performance or transparency into the effectiveness of their promotional campaigns.

Our Solution
We operate a leading digital savings destination connecting consumers with retailers and brands. Consumers are able to visit a trusted destination that allows them to search for, discover and redeem digital offers from leading retailers and brands, online or in-store. We aggregate digital offers from retailers and brands, performance marketing networks, our large user community, our employees and outsourced providers. Retailers and brands are able to drive sales and acquire new customers by effectively attracting and engaging a large audience of consumers who are shopping across multiple channels. Our solution also enables retailers to better manage their customer acquisition spend and effectively measure their marketing ROI.

Solutions for Consumers
We believe our content and high quality user experience continues to attract a large and engaged audience of consumers to our marketplace. Key elements of our solution for consumers include:

•
Save money with a broad selection of offers: Our breadth and depth of digital offer inventory, including digital offers from over 70,000 retailers and brands in 2015, enables consumers to save money on their everyday purchases. We aggregate digital offers available from retailers and brands, performance marketing networks, our large user community, our employees and outsourced providers, including digital offers exclusive to our marketplace. In 2015, more than two-thirds of the digital offers featured in our marketplace were submitted by users or sourced internally by us. The remainder of the digital offers featured in our marketplace were provided through performance marketing networks. In 2015, we featured more than 800,000 digital offers each month from retailers and brands across multiple product categories including clothing; electronics; health and beauty; home and office; travel, dining and entertainment; personal and business services; and shoes.

•
Anytime, anywhere availability, online and in-store: Consumers can search for and discover our digital offers at virtually any time via our websites, mobile applications, email newsletters and alerts or social media presence, whether on their desktop or mobile devices. Our mobile applications provide access to the online and in-store digital offers found in our marketplace, allowing consumers to search and discover the digital offers they need and use them to shop whenever and wherever they want. Consumers can also e-mail, text message, save or print our digital offers for later use. In addition, by utilizing location-based technology, our mobile applications notify our consumers of savings opportunities when they are shopping near major shopping malls and centers in the U.S. and the U.K. by sending alerts for digital offers that can be used in these locations.

•
Reliability and curation of digital offer content: We use a combination of technology and people to validate and curate our digital offer content. We use proprietary algorithms to change the display of our digital offer content and technology to validate select digital offer content within our marketplace. Our operations team actively monitors the most frequently visited digital offer content in our marketplace to ensure content quality and curates such digital offer content by updating and changing the display and description of digital offers. Additionally, we leverage feedback from our large user community and our proprietary algorithms to measure performance and relevancy of our digital offers. Our focus on digital offer quality and curation is intended to provide a high-quality experience for consumers.

•
Relevance and personalization: By having a selection of digital offers from thousands of large and small retailers, we can present more comprehensive and relevant content for our large and engaged user community. Consumers can sign up for email alerts for digital offers from their favorite retailers and brands. We use this and other information to keep our users informed via email and mobile alerts about digital offers we believe would be relevant to them. We have also continued to increase personalization of our websites, applications and email newsletters. For example, the homepage for RetailMeNot.com and the home screen in the RetailMeNot mobile application include personalized content recommendations based on a user’s favorite stores or browsing history.

Solutions for Retailers and Brands
We believe we are a trusted partner to retailers and brands with which we had contracts in 2015, or paid retailers. We provide our paid retailers access to a large and engaged consumer audience during their shopping experience. Key elements of our solution for paid retailers include:

•
Access to large consumer audience: We provide retailers access to one of the largest marketplace dedicated to digital offers, offering a large and engaged audience of consumers with intent to purchase. The scale of our platform increases our ability to drive conversion by rapidly disseminating and promoting digital offers to an engaged consumer audience at scale.

•
Multichannel engagement with consumers: Our websites and mobile applications offer retailers access to consumers who are shopping online and in-store. In 2015, we had more than 718 million visits to our websites and during the three month period ending December 31, 2015, averaged approximately 23.2 million mobile unique visitors each month. We also had more than 43.6 million email subscribers. In particular, our mobile websites and applications enable retailers to connect with consumers shopping online on their mobile devices and in-store by increasing consumer awareness of discounts and promotions available to them.

•
Broad array of digital offer types: We offer a wide range of digital offer types for retailers and brands to help drive their desired outcomes. For example, in 2015, we expanded our cash-back rebates onto certain of our websites and mobile applications. We believe this digital offer type appeals primarily to brands because it allows them to provide discounts directly to consumers that are not specific to a particular retailer. We believe this content type also appeals to retailers that do not traditionally use coupons and with which we did not traditionally have a paid relationship. We also introduced curated offers on specific products in the RetailMeNot mobile application, which is a departure from our traditional retailer-oriented presentation of content. The variety of solutions available in our marketplace, in our view, provides retailers and brands with a differentiated platform to drive recognition and sales.

•
Trusted partnerships and strategic dialogues: We maintain ongoing strategic dialogues in an effort to develop and maintain long-term relationships with our paid retailers. Our retailer and brands solutions team works closely with the marketing teams of our paid retailers to optimize the performance of their digital offers. We proactively work with our paid retailers to curate their digital offers to drive sales and build consumer trust. We believe our marketplace provides a consistent, high-quality user experience, which reflects positively on the image of our paid retailers.

•
Measurable ROI and pay-for-performance: We believe retailers and brands focus on channels with clearly quantifiable ROI and pay-for-performance transactional models. We derive a substantial majority of our revenues from commissions paid to us by paid retailers for redemption of digital offers. In those cases, our paid retailers pay a commission to us only after a consumer has made a purchase. Paid retailers are also able to track the performance of their digital offers in order to monitor and control key aspects of their campaign. Our quantifiable, pay-for-performance model allows paid retailers to effectively measure ROI while acquiring new customers, increasing sales and driving brand loyalty.

Our Competitive Strengths
Our competitive strengths include:

•
Global leader with strong scale and brands: We believe our strong brand recognition has allowed our marketplace to become a leading destination for consumers looking to save money on retail purchases. As a result, nearly 90% of traffic to our websites was generated from unpaid sources in 2015. In addition to RetailMeNot.com, our international brand portfolio includes VoucherCodes.co.uk in the U.K., Poulpeo.com and Ma-Reduc.com in France, Actiepagina.nl in the Netherlands, RetailMeNot.de in Germany, RetailMeNot.es in Spain and RetailMeNot.ca in Canada.

•
Trusted partner to leading retailers: In 2015, we maintained relationships with more than 12,000 paid retailers. We help retailers drive sales and acquire new customers through our multichannel marketplace. We also help our paid retailers optimize their digital offer campaigns to provide a consistent, high-quality user experience, which we believe reflects positively on the brand image of these retailers. As evidence of our successful partnerships with paid retailers, we have been able to grow over time the number of exclusive digital offers we offer to consumers. Exclusive digital offers are often more compelling offers, and therefore drive heightened consumer interest and help portray our marketplace as the leading destination for digital offers. Our pay-for-performance model enables us to have a mutually beneficial relationship with our paid retailers, as they pay a commission to us only after a sale is made. This model also allows our paid retailers to effectively measure marketing ROI.

•
Network effects: As more consumers use our websites and mobile applications, we attract more retailers and brands to our platform looking for a large audience to drive sales. As the number of retailers and brands in our marketplace increases, we are able to offer more and differentiated digital offers to consumers, which in turn attracts a larger consumer audience. As our consumer audience grows, retailers and brands are more willing to enter into paid relationships with us and provide us with exclusive digital offers to attract our audience of consumers. We believe that additional content, in the form of food and dining digital offers, cash-back rebates and discounted digital gift cards, will further increase the network effects of our marketplace.

•
Large community of actively engaged users: We foster and support a passionate user community that contributes to certain of our websites by submitting digital offers and helps curate the content on our websites. We leverage our community’s passion for savings and their participation in curating the content that we provide to deliver compelling and relevant offer selection to our broad consumer audience. We believe that this engagement by our consumers increases the quality of our content, while lowering our costs to curate and moderate that content ourselves.

•
Strong technology platform and proprietary data: Our technology platform is designed to provide the reliability and security necessary to support the large and growing base of consumers, retailers and brands in our marketplace. As engagement in our marketplace increases, we are able to collect more proprietary data on users and consumer shopping behavior, which allows us to further develop and improve our marketplace to better serve consumers and offer more value to retailers and brands. This data is difficult to replicate and enables us to offer retailers and brands insight into their digital offer performance. Additionally, our technology serves as a basis to design and support innovative solutions and to further automate and standardize our processes.

Our Growth Strategy
Our objective is to become the leading digital savings destination connecting consumers with retailers, restaurants and brands, both online and in-store. Our strategies to achieve this goal include:
Grow depth of paid relationships with retailers. We have increased the resources we dedicate to our retailer and brand solutions team in order to deepen our relationships with existing paid retailers and attract new paid retailers worldwide. We believe that this value proposition will help us grow our share of marketing promotional spending among our large retailer base and attract new paid retailers to our marketplace. We also aim to further strengthen our value proposition for retailers by expanding our retailer solutions. For example, we have introduced sponsored category listings, more advertising opportunities, discounted digital gift cards, cash-back rebates, digital circulars and showcases.
Enhance mobile solutions and in-store enablement. We intend to further develop our mobile optimized websites and invest in our mobile applications, including location services capabilities, in order to increase consumer use and monetization of our solutions from mobile devices. We believe that this technology will allow us to introduce new solutions and grow the number of consumers and paid retailers using our mobile solutions.
Enhance the breadth of available offers. We intend to expand the breadth of digital offer types available on our websites and mobile applications, including increasing the selection and inventory of discounted digital gift cards for purchases at leading retailers and brands, adding contextual information about retailers and adding cash-back rebates to incentivize consumers to transact with our retail and brand partners. We believe that this differentiated content will delight consumers by offering new savings opportunities. This in turn, should increase the frequency with which consumers use our solutions and may enhance our value to consumers during more stages of their shopping journey.
Increase traffic and monetization. To drive increased consumer traffic and net revenues, we intend to continue to invest in marketing to increase brand awareness and our retailer and brand solutions team to obtain more exclusive digital offers, both of which will attract more consumers to our marketplace. We will continue to deploy our digital offer content through targeted and measured email newsletters and alerts, mobile alerts, our social media presence, and select advertising, as well as other offline media efforts to increase the frequency of visits to our properties. Given our scale, we also benefit from our network effects to increase traffic and conversion as more digital offers drive more consumer traffic and retail commerce activity, which in turn attracts more digital offers to our marketplace. We also intend to introduce new methods of monetizing our consumer traffic, particularly the traffic to our mobile websites and applications, through a variety of methods, including improved attribution credit to us for the sales that we help drive for our retail and brand partners, the use of pricing structures other than our traditional commission based model (particularly with respect to advertising) and the use of multichannel digital offer solutions.
Invest in technology, innovation and data capabilities. Innovation is a key element of our strategy, and we will continue to make significant investments in research and development to further improve our user interface, solution and platform integration, features and functionality, as well as our online and mobile technologies and data collection and analytic capabilities. Our product innovation initiatives are designed to minimize friction in consumers’ shopping experience with digital offers from start to finish and provide our retailers and brands with solutions that increase consumer sales. Our key technology investment strategies include: further integrating our online and mobile product offerings; developing personalization tools to further tailor digital offers on our websites, mobile applications and email products to increase user frequency; and leveraging data and analytics to encourage repeat usage of our websites and mobile applications by consumers and help paid retailers better understand consumer behavior and measure the effectiveness of their marketing spend, across our multichannel marketplace. We also intend to continue to increase the efficiency and scalability of our international operations through deployment of certain standardized components of our technology.
Invest in our community of users. We intend to make investments to foster and support the user community of certain of our websites and mobile applications. These investments include enhancements to our process for submitting digital offers located by our users, new social features and improvements in user experience. We believe these investments will drive increased engagement by users leading to increased frequency of use as well as continuing to encourage submission of digital offers.
Expand internationally. We have successfully leveraged our established business model to expand into attractive new geographies, including the U.K., France, Germany, the Netherlands, Spain and Canada. We intend to further grow our international presence in these markets and continue our geographic expansion efforts in markets with attractive commerce profiles and trends.

Pursue strategic acquisitions. We intend to continue pursuing expansion opportunities in existing and new markets, as well as in core and adjacent categories and complementary technology through strategic acquisitions.
Our Products and Services
In our marketplace, we offer products and services to allow consumers to save money and retailers and brands to generate sales.
Products and Services for Consumers
Our product development approach is centered on building products that enable consumers to discover quality digital offers, virtually anytime and anywhere, and redeem them online or in-store. Our products and services for consumers are free of charge and available through our websites and mobile applications.
Websites. We offer our consumers hundreds of thousands of digital offers from tens of thousands of retailers and brands across multiple product categories. Consumers visiting our websites search for and discover digital offers based on retailer name, product, category, digital offer type, popularity, success rate and other characteristics. Once a consumer discovers a relevant online digital offer, the consumer clicks on that digital offer and is typically directed to the website of the respective retailer, where the consumer is able to purchase products and redeem the digital offer. Consumers can redeem these digital offers in-store by simply scanning the barcode at the retailer’s register or by having the sales associate enter the promotional code shown on the consumer’s mobile screen into their point-of-sale system.
Mobile applications. Our mobile applications allow consumers to shop when they want, where they want. Consumers use our mobile applications to discover, store for use later and access the digital offers they want and to redeem them both online and in-store. They can browse top digital offers, popular stores and product category listings. Our mobile applications also allow users to share digital offers with others via email, text message or through social media channels. The RetailMeNot mobile application provides a Just for You feature designed to inform the consumer of the top digital offers available at their favorite stores, an Our Best feature that provides the consumer with the best curated new digital offers of the day, and a Daily Deals feature that displays curated product offerings. In addition, utilizing location-based technology, the RetailMeNot mobile application notifies consumers of savings opportunities when they are shopping near shopping malls and centers by sending consumers alerts for digital offers that can be used in these locations. Once a consumer discovers a relevant online digital offer, the consumer clicks on that digital offer and is typically directed to the website of the respective retailer, where the consumer is able to purchase products and redeem the digital offer. Consumers also can redeem certain of these digital offers in-store on our mobile websites by simply scanning the barcode at the retailer’s register or by having the sales associate enter the promotional code shown on the consumer’s mobile screen into their point-of-sale system.
Email newsletters and alerts. Consumers can subscribe to receive our periodic email newsletters and alerts. Our email newsletters allow consumers to stay informed about featured digital offers, while our alerts notify consumers when digital offers from their preferred retailers become available.

•
Email newsletters: Our newsletters are sent several times a week and typically include the top digital offers for featured retailers. A portion of these newsletters feature digital offers that are targeted to our consumers based on their past activity on our websites, their affinity for certain retailers or certain types of shopping categories and other proprietary data about the user.

•	Alerts: Our alerts provide consumers with new digital offers for their favorite retailers, as they become available.
Products and Services for Retailers and Brands
We provide retailers and brands with access to a large and engaged consumer audience.
Multichannel access to consumers. We provide retailers and brands with access to new customers through multiple channels online on our websites and mobile applications, by email newsletters and alerts and our social media presence, and in-store by displaying a digital offer on a mobile device or presenting a printed offer. We allow retailers and brands to provide consistent digital offers across these multiple channels.
Advertising. We provide our paid retailers with a variety of advertising opportunities to increase the impact of their digital offer campaigns. Our most common advertising opportunities include prominent placement within the top digital offer listings of our homepage, our category pages, our email newsletter, solo retailer newsletter campaigns and on the landing page of our mobile websites and applications. We also offer digital circulars and product showcases, which provide our paid retailers the opportunity to display digital offers with brand imagery through our websites and mobile applications. We are able to assist our retailers in identifying users likely to engage with their digital offers through analysis of the data we collect related to our users’ preferences and shopping habits. We typically charge a flat fee for these advertising opportunities on a campaign basis for a given period of time. Advertising rates may vary depending upon the distribution channel, seasonality, placement prominence, traffic and the length of time a retailer runs an advertisement through our marketplace.
Our Websites, Mobile Applications and Brands
We operate a portfolio of digital offer websites and mobile applications that span multiple geographic locations and languages. We acquired the majority of the websites we operate today and have typically maintained the brand name we acquired in each local market given the brand awareness of each website created prior to our acquisition. Each of these websites and mobile applications provides the same core set of solutions: consumers use these websites and mobile applications at no charge to search for and discover digital offers they can redeem online or in-store with leading retailers and brands.
We use the RetailMeNot brand in the U.S., including RetailMeNot.com, our mobile optimized website and the RetailMeNot mobile applications currently available for free for iPhone and Android, and in Canada, through RetailMeNot.ca. We expect to continue to focus our efforts on building the RetailMeNot brand in the U.S. and Canada.
We acquired the business of VoucherCodes.co.uk. in August 2011, which is our brand in the U.K. The VoucherCodes.co.uk. brand includes the VoucherCodes.co.uk. website and mobile applications currently available for free for iPhone and Android. In May 2012, we re-launched our website Deals.com to serve consumers and retailers in Germany. In November 2015 we launched our website RetailMeNot.de to serve Germany and ceased support for the Deals.com brand.
Also in May 2012, we acquired the businesses of Bons-de-Reduction.com and Poulpeo.com in France. In October 2015, we decided to no longer support the Bons-de-Reduction.com brand. As a result, we have redirected traffic from Bons-de-Reduction.com to Poulpeo.com. The Poulpeo.com brand includes the Poulpeo.com website and mobile application currently available for free for iPhone and Android. As of March 1, 2013, we established operations in the Netherlands through the acquisition of the business of Actiepagina.nl. In June 2013, we launched our website RetailMeNot.ca to serve English-speaking consumers and retailers in Canada. In July 2013, we expanded our presence in France through the acquisition of the business of Ma-Reduc.com. The Ma-Reduc brand includes the Ma-Reduc.com website and mobile application currently available for free for iPhone and Android. In January 2016, we launched our website RetailMeNot.es to serve Spain.
Our primary websites and mobile applications include:

Website	Mobile Applications	Geographic Location Served	Language	Focus
Retailmenot.com	iPhone & Android	U.S.	English	Online and In-Store Offers
VoucherCodes.co.uk	iPhone & Android	U.K.	English	Online and In-Store Offers
Poulpeo.com	iPhone & Android	France	French	Online Offers with Cash Back
Ma-Reduc.com	iPhone & Android	France	French	Online Offers
Actiepagina.nl	None	Netherlands	Dutch	Online Offers
RetailMeNot.de	None	Germany	German	Online Offers
RetailMeNot.ca	None	Canada	English	Online Offers
RetailMeNot.es	None	Spain	Spanish	Online Offers
Technology and Infrastructure
Product development and innovation are core pillars of our strategy. Our product team works to regularly deliver innovative products and features in an effort to provide the best possible consumer experience and drive sales for retailers and brands. The responsibilities of our product team span the lifecycle of identifying consumer and retailer needs, defining and designing products, testing, developing go-to-market strategies, and measuring the performance of new products and features. The team is focused on enhancing our core solutions, optimizing the user experience for consumers, and building better business results for our paid retailers. We provide our online and mobile solutions using a combination of in-house and third-party technology solutions and products.

We have developed proprietary systems architecture for use in creating, maintaining and operating our websites and mobile applications. This technology consists of internal development by our staff of designers and engineers and makes use of software acquired or licensed from outside developers and companies. Our systems are designed to serve consumers and our retailers’ operations teams in an automated and scalable fashion. While we use a variety of technologies, the majority of our software systems are written in PHP and Java by engineers employed or contracted by us. Our product development expenses were $51.6 million, $47.9 million and $30.6 million in 2015, 2014 and 2013, respectively. Our software is comprised of four major areas:

•	public facing websites and mobile applications;

•	content quality management systems;

•	data management and reporting; and

•	infrastructure tools.
Our websites and mobile applications are hosted in the U.S., U.K., France, Ireland and the Netherlands using a combination of third-party co-location hosting centers and cloud-based hosting services. Our systems architecture has been designed to manage increases in traffic on our websites and mobile applications through the addition of server and network hardware without making software changes. Our third-party data centers provide our websites, mobile applications and online tools with scalable and redundant Internet connectivity and redundant power and cooling to our hosting environments. We use security methods in an effort to ensure the integrity of our networks and to protect confidential data collected and stored on our servers. For example, we use firewall technology to protect access to our networks and to our servers and databases on which we store confidential data. We have developed and use internal policies and procedures to protect the personal information of our users. We test for unauthorized external access to the network daily using automated services and conduct periodic audits performed by outsourced security consultants.
Competition
The market to attract consumers seeking to save money on purchases online and in-store, and retailers and brands seeking to drive sales and acquire new customers is highly competitive, fragmented and rapidly changing with limited barriers to entry.
Our competition for traffic from consumers seeking to save money on online or in-store purchases includes digital offer websites and mobile applications, cash-back and loyalty websites, retailers, search engines, social networks, comparison shopping websites, newspapers and direct mail campaigns. We believe that our primary competition is from other digital offer websites, including Goodsearch, dealspl.us, bradsdeals, savings.com, Tech Bargains and Coupon Cabin. In addition to such competitors, we are experiencing increasing competition from other businesses that offer digital offers similar to ours as an add-on to their core business. For example, Groupon, Living Social, Coupons.com and Facebook provide digital offers, Google promotes product-listing advertisements adjacent to its search results and Google and PayPal provide digital offers for in-store purchases. Further, with the introduction of cash-back rebates and discounted digital gift cards, we now compete with businesses that provide similar offerings, including ebates and raise.com. While some of our actual and potential competitors enjoy substantial competitive advantages over us, such as superior name recognition, substantially greater financial, technical and other resources and longer history of competing in relevant geographies, we believe that we compete favorably based on our leadership position in digital offers, our strong brand awareness, our broad selection and quality of digital offers from leading retailers and brands, our trusted partnerships with retailers, our network effects and our large community of actively engaged users.
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
Intellectual Property
Our intellectual property includes the content of our websites, our registered domain names, our registered and unregistered trademarks and our patent applications. We believe that our intellectual property is an important asset of our business and that our RetailMeNot.com, VoucherCodes.co.uk, Poulpeo.com, Ma-Reduc.com, Actiepagina.nl, Deals.com, RetailMeNot.de, RetailMeNot.ca, RetailMeNot.es and other domain names and our technology infrastructure give us a competitive advantage in the digital offer market. We rely on a combination of trademark, copyright and trade secret laws in the U.S. and Europe, as well as contractual provisions, to protect our proprietary technology and our brands. We currently have trademarks registered or pending in the U.S., Europe, Australia, Canada, India, South Korea, Singapore and China for our name and certain words and phrases that we use in our business. We also rely on copyright laws to protect software relating to our websites and our proprietary technologies, although we have not registered for copyright protection to date. We have registered numerous Internet domain names related to our business in order to protect our proprietary interests. As of December 31, 2015, we had three patents issued and 72 patent applications, including six provisional patent applications pending, related to the use and operation of discount websites and related mobile applications as well as the provision and redemption of digital offers. We also enter into confidentiality agreements with our employees and consultants and seek to control access to and distribution of our proprietary information in a commercially prudent manner. In addition, we license third-party technologies that are incorporated into some elements of our solutions.
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
Employees
As of December 31, 2015, we had 522 employees. We consider our current relationship with our employees to be good. Other than our French employees, none of our employees is represented by a labor union or is a party to a collective bargaining agreement.
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
Seasonality
Our operating results fluctuate from quarter to quarter as a result of a variety of factors, including seasonal factors and economic cycles that influence consumer purchasing of retail products. Historically, we have experienced the highest number of visits, mobile unique visitors and net revenues in the fourth quarter of the year, which coincides with the winter holiday season in the U.S. and Europe. This seasonality may not be fully evident in our historical business performance because of our significant growth and the timing of our acquisitions. For instance, we have entered new markets through international acquisitions and increased the number of paid retailer and performance marketing network relationships. These changes have contributed to the substantial growth in our net revenues and corresponding increases in our operating costs and expenses to support our growth. Further, net revenues from our advertising and in-store products are even more heavily weighted to the fourth quarter of the year. As net revenues from this part of our business grow as a percentage of overall net revenues, our seasonality may increase.

Our investments have led to uneven quarterly operating results due to increases in personnel costs, product and technology enhancements and the impact of our acquisitions and other strategic projects. The return on these investments is generally achieved in future periods and, as a result, these investments can adversely impact near term results.
Our business is directly affected by the behavior of consumers. Economic conditions and competitive pressures can impact, both positively and negatively, the types of digital offers featured on our websites and the rates at which consumers use them. Consequently, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

Available Information
Our corporate Internet address is www.retailmenot.com/corp and our investor relations website is located at http://investor.retailmenot.com. We make available free of charge on our investor relations website under the headings “Financials and Filings” and “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC. Information contained on our websites is not incorporated by reference into this Annual Report on Form 10-K. In addition, the public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site, www.sec.gov, that includes filings of and information about issuers that file electronically with the SEC.

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
We began our operations in September 2007 and did not enter the digital offer industry until late 2009. Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly changing industries, including challenges in accurate financial planning and forecasting. You should consider our business and prospects in light of the risks and difficulties we may encounter as an early-stage company.

Traffic to our desktop websites has declined year-over-year and the rate of growth of traffic to our mobile websites is slowing year-over-year. If we are unable to continue to attract visitors to our websites from search engines, then consumer traffic to our websites could decrease, which could negatively impact the number of purchases generated for our retailers through our marketplace, and therefore negatively impact our ability to maintain or grow our net revenues and profitability.
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
Our SEM and SEO techniques have been developed to work with existing search algorithms utilized by the major search engines. Major search engines frequently modify their search algorithms. Changes in these algorithms could cause our websites to receive less favorable placements, which could reduce the number of users who visit our websites. For example, in 2014 and 2015, a major search engine released updates to its search algorithm that impacted the rankings of our websites for certain keywords. In some of those instances, consumer traffic to our websites decreased when compared to traffic levels immediately prior to each of these algorithm updates. As of December 31, 2015, traffic to our websites had not returned to levels immediately prior to a May 2015 algorithm update due, in part, to changes in search result rankings for certain keywords. We may be unable to modify our SEM and SEO strategies in response to any future search algorithm changes made by the major search engines, which could require a change in the strategy we use to generate consumer traffic to our websites. In addition, websites must comply with search engine guidelines and policies. These guidelines and policies are complex and may change at any time. If we fail to follow such guidelines and policies properly, search engines may rank our content lower in search results or could remove our content altogether from their indices. If we fail to understand and comply with these guidelines, our SEO strategy may become unsuccessful.
In some instances, search engines may change their displays or rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. For example, a major search engine currently promotes its product-listing advertisements adjacent to its search results and has increased the number of paid search results on mobile websites for certain keywords reducing visibility of organic search results, each of which could reduce traffic to our websites. Given the large volume of search-driven traffic to our websites and the importance of the placement and display of results of a user’s search, similar actions in the future could have a negative effect on our business and results of operations.
If we are listed less prominently or fail to appear in search result listings for any reason, it is likely that the number of visitors to our websites will decline. Any such decline in consumer traffic to our websites could adversely impact the number of purchases we generate for our retailers, which could in turn adversely affect our online transaction net revenues. For example, after a major search engine released updates to its search algorithm in May 2014 and in the second quarter of 2015, consumer traffic to our websites decreased in some instances when compared to traffic levels immediately prior to each algorithm update, which negatively impacted our online transaction net revenues. We may not be able to replace this traffic with the same volume of visitors or in the same cost-effective manner from other channels, such as SEM, display advertising, e-mail or social media, or at all. An attempt to replace this traffic through other channels may require us to increase our sales and marketing expenditures, which would adversely affect our operating results and which additional net revenues may not offset.
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
Web usage and the consumption of digital content are increasingly shifting to mobile platforms such as smartphones and other connected devices. In 2015, visits to our mobile websites represented approximately 41% of the total visits to our websites, and we expect the percentage of visits to our mobile websites to continue to grow. Industry-wide solutions to monetize digital offer content effectively on these platforms are at an early stage of development and the future demand and growth prospects for digital offer content on these mobile platforms are uncertain. Further, the rate at which we monetize digital offer content on our mobile websites and applications is significantly lower than the on our desktop websites.
The growth of our business depends in part on our ability to deliver compelling solutions to consumers and retailers both online and for use in store through these new mobile marketing channels. Our success on mobile platforms will be dependent on our interoperability with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade our functionality or give preferential treatment to competitive services could adversely affect usage of our services through mobile devices.
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
If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products, our revenue, financial results and business may be significantly harmed.
The size of our user base and our users’ level of engagement are important to our success. Our financial performance has and will continue to be significantly determined by our success in adding, retaining, and engaging our users. If consumers do not perceive our products to be useful, we may not be able to attract or retain users or otherwise maintain or increase the frequency of their engagement. There is no guarantee that we will not experience an erosion of our active user base or engagement levels. Any number of factors could potentially negatively affect user retention, growth and engagement, including if:

•	users increasingly engage with other products or services through which they obtain digital offers;

•	we fail to introduce new products or services that users find engaging or if we introduce new products or services that are not favorably received;

•
we are unable to obtain digital offers that consumers find useful, particularly with respect to offers for our in store solution which is still in its early stages and for which a broad source of supply has not been established;

•	we are unable to develop products for mobile devices that users find engaging, that work with a variety of mobile operating systems and networks, and that achieve a high level of market acceptance;

•	we are unable to ensure that users are presented with content that is useful and relevant to them;

•	users perceive that the quality of digital offers available through our marketplace has decreased;

•	our mobile applications fail to be prominently featured in iOS and Android application stores; or

•	there are decreases in user sentiment about the quality or usefulness of our products or offers or concerns related to privacy, security or other factors.
If we are unable to maintain or increase our user base and user engagement, our revenue and financial results may be adversely affected. Any decrease in user retention, growth or engagement could render our marketplace less attractive to retailers and brands, which is likely to have a material and adverse impact on our revenue, business, financial condition and results of operations. If our desktop website traffic continues to decline and if our mobile website traffic growth rate continues to slow, or to decline, we will become increasingly dependent on our ability to maintain or increase levels of user engagement and associated monetization in order to maintain our current revenues or drive revenue growth.
If we are unable to retain our existing retailers, expand our business with existing retailers or attract new retailers and consumers, our net revenues could decline.
Our ability to continue to grow our net revenues will depend in large part on expanding our business with existing retailers and attracting new retailers. The number of our current retailers may not expand materially beyond our existing base and may decline. Even for our largest retailers, the amount they pay us is typically only a small fraction of their overall advertising budget. Retailers may view their spend with us as experimental, particularly with respect to our in-store solution, and may either reduce or terminate their spend with us if they determine a superior alternative for generating sales. In addition, retailers may determine that distributing digital offers through our platform results in undesirably broad distribution of their digital offers or otherwise does not provide a compelling value proposition. Some retailers have demanded that we remove digital offers relating to their products or services from our marketplace, and we anticipate that some retailers will do so in the future. Retailers have in some cases reduced, and may reduce in the future, the commission rates they pay to us for sales we facilitate. If we are unable to negotiate favorable terms with current or new retailers in the future, including the commission rates they pay us, our operating results will be adversely affected.
The sales process for our in-store solution varies from that of our online business. Specifically, the sales cycle for retailers considering adopting the solution for the first time tends to be longer on a comparative basis than with respect to offers on other portions of our marketplace. That sales process can involve establishing new direct relationships with retailers as they may fund in-store offers from different budgets than those reserved for publishers participating in performance marketing programs with the same retailers. For these and other reasons, it may be comparatively more difficult to expand the number of retailers using the in-store portion of our marketplace.
While we enter into agreements with certain retailers that may be performed over a period of one year or longer, retailers generally do not enter into long-term obligations with us requiring them to use our solutions. Retailers' contracts with us, with few exceptions, are cancelable upon short or no notice and without penalty. We cannot be sure that our retailers will continue to use our solutions or that we will be able to replace retailers that do not renew their campaigns with new ones generating comparable revenues.
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
Factors that may affect our quarterly operating results include the following:

•	the number and quality of the digital offers on our websites and mobile applications;

•	consumer visits to our websites and use of our mobile applications, and purchases by consumers resulting from those visits or application sessions;

•	our ability to maintain or increase the commissions and other revenues associated with consumer visits to our mobile websites or use of our mobile applications;

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

As a result of these and other factors, we have a limited ability to forecast the amount of future net revenues and expenses, and our operating results may vary from quarter to quarter and have fallen, and may in the future fall, below our estimates or the expectations of public market analysts and investors. Fluctuations in our quarterly operating results may lead analysts to change their long-term models for valuing our common stock, cause us to face short-term liquidity issues, impact our ability to retain or attract key personnel or cause other unanticipated issues, all of which could cause our stock price to decline. As a result of the potential variations in our quarterly net revenues and operating results, we believe that quarter-to-quarter comparisons of our net revenues and operating results may not be meaningful and the results of any single quarter should not be relied upon as an indication of future performance.
We are highly dependent on performance marketing networks as intermediaries. Factors adversely affecting our relationships with performance marketing networks, or the termination of our relationships with these networks, may adversely affect our ability to attract and retain business and our operating results.
Most of our net revenues come from commissions earned for promoting digital offers on behalf of retailers. Often, the commissions we earn are tracked and paid by performance marketing networks. For 2015, 94.9% of our net revenues came from retailers that pay us through performance marketing networks, primarily Commission Junction and LinkShare. Performance marketing networks provide retailers with affiliate tracking links for attributing revenues to publishers like us and the ability to distribute digital offer content to multiple publishers. We do not have exclusive relationships with performance marketing networks. They do not enter into long-term commitments to us allowing us to use their solutions, and their contracts with us are cancelable upon short or no notice and without penalty.
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
Some performance marketing networks that we work with could be considered our competitors because they also offer some components of our solution, including publishing digital offers, on their own properties. For example, in September 2014, the parent company of LinkShare announced its purchase of ebates.com, a cash-back business with which we compete. LinkShare could elect to terminate its relationship with us or limit our ability to maintain or establish new relationships with retailers participating in its network in order to drive business to its own properties. If a performance marketing network further develops its own properties with digital offer capabilities or limits our access to its network for the purposes of driving revenue to its own properties, our ability to compete effectively could be significantly compromised and our business and operating results could be adversely affected.
The market in which we participate is intensely competitive, and we may not be able to compete successfully.
The market for digital offer solutions is highly competitive, fragmented and rapidly changing. Our competition for traffic from consumers seeking to save money on online or in-store purchases includes digital offer websites and mobile applications, cash-back, loyalty and discounted cash-back websites and mobile applications, retailers, search engines, social networks, comparison shopping websites, newspapers and direct mail campaigns. Our competition for retailer marketing spend includes digital offer websites and mobile applications, search engines and social networks that compete for online advertising spend and television, magazines and newspapers that compete for offline advertising spend. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our profitability. We also expect competition in e-commerce generally, and digital offer solutions in particular, to continue to increase because there are no significant barriers to entry. A substantial number of digital offer websites and mobile applications, including those that attempt to replicate all or a portion of our business model, have emerged globally. In addition to such competitors, we are experiencing increasing competition from other businesses that provide digital offers similar to ours as an add-on to their core business. For example, Groupon, Living Social, Coupons.com and Facebook now provide digital offers, and Google and PayPal are now providing digital offers for in-store purchases. We also expect to compete against other websites and mobile applications that serve niche markets and interests and credit card issuers providing offers based on the user of a particular credit card at certain retailers and restaurants. In addition, we compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies that provide coupons and discounts on products and services.
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
Certain of our larger actual or potential competitors may have the resources to significantly change the nature of the digital offer industry to their advantage, which could materially disadvantage us. For example, a major search engine now displays product-listing advertisements above the organic search results returned by its search engine in response to user searches and has increased the number of paid search results on mobile websites for certain keywords reducing visibility of organic search results, each of which may reduce the amount of traffic to our websites. Additionally, potential competitors such as PayPal, Yahoo!, Bing and Facebook have widely adopted industry platforms which they could leverage to distribute digital offers that could be disadvantageous to our competitive position.
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
We have expanded our overall business and product offerings, consumer traffic, paid retailers, employee headcount and operations in recent periods. We increased our total number of full-time employees from 164 as of December 31, 2011 to 522 as of December 31, 2015, after giving effect to our reduction in U.S. headcount by approximately 10% in August 2015. We have also established or acquired operations in other countries. In 2011, we acquired the business of VoucherCodes.co.uk, which is based in the U.K. In 2012, we acquired Bons-de-Reduction.com and Poulpeo.com, which are based in France, and relaunched Deals.com in Germany. In March 2013, we acquired Actiepagina.nl, which is based in the Netherlands. In July 2013, we acquired Ma-Reduc.com, which is based in France. In most of these instances, we previously had no presence in these countries. In October 2015, we decided to no longer support the Bons-de-Reduction.com brand. We have redirected traffic from

Bons-de-Reduction.com to Poulpeo.com. Finally, we have integrated new types of digital offers on our platforms, including digital rebates and discounted digital gift cards in fiscal 2015. In certain instances, we are the merchant of record for sale of gift cards, which is an evolution of the role we have traditionally played with our users. For various reasons, including those listed above, our business is becoming increasingly complex, especially in light of the increase in content types and our platforms as well as the number of acquisitions we have integrated and may in the future integrate. Our limited operating history, reliance on multiple websites, mobile applications and brands and our expansion have placed, and will continue to place, a significant strain on our managerial, operational, product development, sales and marketing, administrative, financial and other resources.
We expect to continue to increase headcount and to hire more specialized personnel in the future. We will need to continue to hire, train and manage additional qualified website and mobile application developers, software engineers, sales staff, and product development specialists in order to improve and maintain our product offerings and technology to drive and properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed.
Further, to accommodate our expected expansion we must add new hardware and software and improve and maintain our technology, systems and network infrastructure. Failure to effectively upgrade our technology or network infrastructure to support our expected increases in mobile traffic volume and mobile application usage could result in unanticipated system disruptions, slow response times or poor experiences for consumers. To manage the expected expansion of our operations and personnel and to support financial reporting requirements as a public company, we continue to improve our transaction processing and reporting, operational and financial systems, procedures and controls. These improvements will be particularly challenging if we acquire new operations with different back-end systems. Our current and planned personnel, systems, procedures and controls may not be adequate to support our future operations. If we are unable to manage any growth and increased complexity successfully and hire additional qualified personnel in an efficient manner, our business, financial conditions and operating results could be adversely affected.
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
If we are not able to maintain a positive perception of the content available through our marketplace and maintain and enhance our RetailMeNot brand and the brands associated with each of our other websites and mobile applications, our reputation and business may suffer.
A decrease in the quality of the digital offers available through our marketplace could harm our reputation and damage our ability to attract and retain consumers and retailers, which could adversely affect our business. Additionally, maintaining and enhancing our RetailMeNot brand and the brands of each of our other websites and mobile applications is critical to our ability to attract new retailers and consumers to our marketplace, generate net revenues and successfully introduce new solutions. We may not be able to successfully build our RetailMeNot brand in the U.S. or the E.U. without losing some or all of the value associated with, or decreasing the effectiveness of, our other brands. We expect that the promotion of all our brands will require us to make substantial investments and as our market becomes more competitive, these branding initiatives may become increasingly difficult and expensive. The successful promotion of our brands will depend largely on our marketing and public relations efforts. If we do not successfully maintain and enhance our brands, we could lose consumer traffic, which could, in turn, cause retailers to terminate or reduce the extent of their relationship with us. Our brand promotion activities may not be successful or may not yield net revenues sufficient to offset this cost, which could adversely affect our reputation and business.

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
In 2008, New York implemented regulations that require retailers to collect and remit sales taxes on sales made to residents of New York if the publisher that facilitated that sale is a New York resident. In 2011, California passed similar regulations, and several other states have enacted or proposed similar regulations, although some of the regulations proposed by these other states have not passed. In addition, New Jersey, a state in which we have operations, passed similar regulations on July 1, 2014. The requirement to collect and remit sales tax in New Jersey has not had a material impact on our results of operations to date. However, in the future, paid retailers in our marketplace that do not currently have sales tax nexus in New Jersey or in any other state that passes or has passed similar regulations and in which we have operations, employees or contractors in the future, may significantly alter the manner in which they pay us, cease paying us for sales we facilitate for that retailer in that state or cease using our marketplace, each of which could adversely impact our operating results. Further, if Texas were to pass similar regulations, we believe a substantial number of the paid retailers in our marketplace would cease paying us for sales we facilitate for that retailer in Texas, significantly alter the manner in which they pay us or cease using our marketplace. This would decrease our sales and our business, financial condition and operating results would be adversely affected.
Our failure or the failure of third-party service providers to protect our platform and network against security breaches, or otherwise protect our confidential information, could damage our reputation and brand and substantially harm our business and operating results.
We deliver digital offers via our websites, mobile applications, email newsletter and alerts and social media presence, and we collect and maintain data about consumers, including personally identifiable information, as well as other confidential or proprietary information. We also sell gift cards and provide cash-back rebates to users. Our security measures may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by our platform or that we or our third-party service providers otherwise maintain. Breaches of our security measures or those of our third-party service providers could result in unauthorized access to our platform or other systems; unauthorized access to and misappropriation of consumer information, including consumers’ personally identifiable information, or other confidential or proprietary information of ours or third parties; viruses, worms, spyware or other malware being served from our platform; deletion or modification of content, or the display of unauthorized content, on our websites or our mobile applications; or a denial of service or other interruption in our operations. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our size and scale, our geographic footprint and international presence, our use of open source software and technologies, the outsourcing of some of our business operations and continued threats of cyber-attacks. Although cybersecurity and the development and enhancement of controls, processes and practices designed to protect our and our third party providers’ systems, computers, software, data and networks from attack, damage or unauthorized access are a priority for us, this may not successfully protect our respective systems against all vulnerabilities, including technologies developed to bypass our security measures. In addition, outside parties may attempt to fraudulently induce employees, users or retailers to disclose sensitive information in order to gain access to our or our third party providers’ secure systems and networks.
Because techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers, we and they may be unable to anticipate these attacks or to implement adequate preventative measures. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Any actual or perceived breach of our security could damage our reputation and brand, expose us to a risk of loss or litigation and possible liability, require us to expend significant capital, technical and other resources to alleviate problems caused by such breaches and deter consumers and retailers from using our marketplace, which would harm our business, financial condition and operating results.
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
The commission revenues we receive from paid retailers are in part a function of the amount consumers purchase from paid retailers net of product returns. We do not have control over the categories or quality of products or services that our retailers deliver, nor do we have control over the digital offers they provide us. As a result, we rely on our historical experience for our estimate of returns. If paid retailers’ actual levels of returns are greater than the level of returns we estimate or if paid retailers elect to use digital offer content to promote products and services with a higher return rate than what we have experienced historically, our net revenues could decline. Because some categories of products tend to experience higher return rates than others, a shift in the types of goods consumers purchase using our solutions could lead to an increase in returns and our net revenues could decline. Additionally, return rates in foreign countries in which we operate are currently higher than return rates in the U.S. If we continue to expand our operations in countries with high return rates, our operating results may be negatively affected.
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
Our business also requires skilled engineering, marketing, product and sales personnel, who are in high demand and are often subject to competing offers. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees could harm our operating results and impair our ability to grow. The reduction in U.S. headcount effected in August 2015 could not only make it difficult to retain other remaining employees, but also could make it difficult to attract additional personnel.
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
Additionally, the EU has traditionally imposed more strict obligations under data privacy laws and regulations. Individual EU member countries have had discretion with respect to their interpretation and implementation of EU data privacy laws, resulting in variation of privacy standards from country to country. Legislation and regulation in the EU and some EU member states requires companies to obtain specific types of notice and consent from consumers before using cookies or other tracking technologies. To comply with these requirements, the use of cookies or other similar technologies may require the user’s affirmative, opt-in consent. In October 2015, the European Court of Justice, or ECJ, ruled that the “safe harbor” framework for the transfer of certain personal information from the EU to the U.S. was invalid.  On 2 February 2016, the European Commission announced that it had reached “political agreement” with its U.S. counterparts on a regime to replace the safe harbor framework named the “Privacy Shield”. The detail of the Privacy Shield is still to be finalized. In the meantime, the transfer of personal information from the EU to the U.S. may take place under the Model Clauses approved by the European Commission. Following the ECJ’s safe harbor decision, we have put in place the Model Clauses. There is a risk that the Model Clauses or Privacy Shield may impose additional obligations in respect of the transfer of personal information from the EU to the U.S. that could force us to change our business practices or incur additional costs. Additionally, in January 2012, the European Commission announced significant proposed reforms to its existing data protection legal framework that may result in a greater compliance burden with respect to our operations in Europe. On December 15, 2015, the European Parliament and the Council reached agreement on the EU data protection reform package, concluding trilogue negotiations between the Commission, Parliament and Council. This paves the way for the package to be formally adopted in early 2016 and to enter in force in early 2018. The final text of the package has not yet been published, so its effect on our business is not known. In addition, the ECJ has found that there is a “right to be forgotten,” which means that the user has a right to request his or her personal information be deleted. In deciding this case, the ECJ purported to extend jurisdictional reach over foreign Internet activities. As a result of this decision, significant new restraints may be imposed on the retention of personal data throughout the EU, which could impact the operation and growth of our business in EU.
Other changes in global privacy laws and regulations and self-regulatory regimes may also force us to incur substantial costs or require us to change our business practices. This could compromise our ability to pursue our growth strategies effectively and may adversely affect the demand for our solutions or otherwise harm our business and financial condition. For instance, new privacy laws or regulations or changed interpretations of existing laws or regulations could require performance marketing networks or us to take additional measures to facilitate consumer privacy preferences or to limit or cease altogether the collection, use or disclosure of data. For example, one potential restriction on the use of cookies would allow a website that a consumer has elected to visit to continue to place cookies on the user’s browser without explicit consent, but would require the user’s explicit consent for a third party to place its cookies on the user’s browser. A 2010 FTC staff report also recommends that websites offer consumers a choice about whether the owner of the website can use third parties to track the consumer’s activity for certain purposes. We are dependent on third parties, including performance marketing networks, to place cookies on browsers of users that visit our websites. If in the future we are restricted from allowing cookies, if there is a material increase in the number of users who choose to opt out or block cookies and other tracking technologies, or if performance marketing networks’ cookies or other tracking mechanisms otherwise do not function properly, our ability to generate net revenues would be significantly impaired.
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
Various software tools and applications have been developed that can block advertisements from a user’s screen or allow users to shift the location in which advertising appears on webpages or opt out of display, search and internet-based advertising entirely. In particular, Apple recently updated its mobile operating system to permit these technologies to work in its mobile Safari browser. In addition, changes in device and software features could make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies. In particular, the default settings of consumer devices and software may be set to prevent the placement of cookies unless the user actively elects to allow them. For example, Apple’s Safari browser currently has a default setting under which third-party cookies are not accepted, and users must activate a browser setting to enable cookies to be set. Additionally, Mozilla Corporation announced on February 25, 2013, that its Firefox browser also will not accept third-party cookies by default. On February 22, 2012, the Digital Advertising Alliance announced that its members will work to add browser-based header signals to the set of tools by which consumers can express their preferences not to be tracked online. As discussed above, a 2010 FTC report on consumer privacy calls for the development and implementation of a persistent Do Not Track mechanism that enable consumers to choose whether to allow the tracking of their online search and browsing activities. Various industry participants have worked to develop and finalize standards relating to a Do Not Track mechanism, and such standards may be implemented and adopted by industry participants at any time.
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
Our business practices with respect to privacy, data and consumer protection could give rise to liabilities or reputational harm as a result of governmental regulation, legal obligations or industry standards relating to privacy, data and consumer protection.
Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we collect. In addition, certain laws impose restrictions on communications with persons by email, SMS text messages and other means of delivery. We are also subject to legal obligations concerning privacy, data and consumer protection such as the terms of our privacy policies and our privacy and data-related agreements with third parties. Our contracts with the retailers and performance marketing networks with which we exchange data, for example, govern our respective rights to use such data. We strive to comply with all applicable laws, regulations, self-regulatory requirements and legal obligations relating to privacy, data and consumer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. For example, several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. We cannot assure you that our practices have complied, comply, or will comply fully with all such laws, regulations, requirements and obligations. Any failure, or perceived failure, by us to comply with federal, state or international laws or regulations, including laws and regulations regulating privacy, data, marketing communications or consumer protection, our own privacy policies and practices, or other policies, self-regulatory requirements or legal obligations could result in harm to our reputation, a loss in business, and proceedings or actions against us by governmental entities, consumers, retailers or others. Additionally, if third parties we work with violate applicable laws, our policies or other privacy-related obligations, such violations may also put our users’ information at risk and could in turn have an adverse effect on our business. If, for example, third parties cease to provide us with consumer data that assists in our targeted advertising to consumers, due to governmental regulation or other reasons, our business could be negatively impacted.
Government regulation of the Internet, e-commerce and mobile commerce is evolving, and unfavorable changes or failure by us to comply with these laws and regulations could substantially harm our business and results of operations.
We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet, e-commerce and mobile commerce, or m-commerce, in a number of jurisdictions around the world. Existing and future regulations and laws could impede the growth of the Internet, e-commerce, m-commerce or other online services. These regulations and laws may involve taxation, tariffs, privacy and data security, anti-spam, data protection, content, copyrights, distribution, electronic contracts, electronic communications, money laundering, electronic payments and consumer protection. It is not clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet as the vast majority of these laws and regulations were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet, e-commerce or m-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet, e-commerce or m-commerce may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot assure you that our practices have complied, comply or will in the future comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business, and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant resources in defense of these proceedings, distract our management, increase our costs of doing business, and cause consumers and retailers to decrease their use of our marketplace, and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of noncompliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites and mobile applications or may even attempt to completely block access to our marketplace. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected and we may not be able to maintain or grow our net revenues as anticipated.
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
We have begun to introduce new product offerings, which may be subject to regulation by federal, state and local authorities and by authorities in foreign countries. For example, unlike our other solutions, in order to facilitate product offerings such as the sale of gift cards, we, or one or more third party payment processors acting on our behalf, may acquire, store and process consumer credit card data or other personally identifiable information. The processing of such information requires compliance with the Payment Card Industry Data Security Standard, or PCI DSS, which compliance certification we previously obtained. Under the PCI DSS, we are required to maintain internal controls over the use, storage and security of credit card data and other personally identifiable information to help prevent credit card fraud. Failure to comply with this standard or other loss of our PCI DSS compliance could result in breaches of contractual obligations with our payment processors, may subject us to fines, penalties, damages and civil liability and could eventually prevent us from processing or accepting credit cards.
Transactions involving digital rebates, the sale of gift cards, and/or the purchase of gift cards (which we expect to offer in the future), may require us to comply with numerous state, federal and international laws and regulations. We have limited experience operating our business in accordance with these specific laws and regulations. In addition, purchases and sales of gift cards, and particularly the purchase and sale of gift cards acquired from consumers rather than directly or indirectly from the issuing retailer, increase our exposure to various types of fraud committed by third parties or by our own employees. Our failure to accurately anticipate the application of laws and regulations related to digital rebates or gift cards, or other failure to comply, and our failure to anticipate, prevent or discover fraud related to digital rebates or gift cards, could create liability for us, result in adverse publicity or cause us to alter our business practices, any of which could cause our net revenues to decrease, our costs to increase, or our business otherwise to be harmed.

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
Legislation introduced in the U.S. Senate as S. 698 in March 2015 would grant states the authority to require out-of-state retailers to collect and remit sales taxes. The adoption of remote sales tax collection legislation would result in the imposition of sales taxes and additional costs associated with complex sales tax collection, remittance and audit compliance requirements on many of our retailers, which would make selling online or through mobile applications less attractive for these retailers.

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
Effective trade secret, patent, copyright, trademark and domain name protection is expensive to obtain, develop and maintain, both in terms of initial and ongoing registration or prosecution requirements and expenses and the costs of defending our rights. We are seeking to protect our patentable technology, trademarks and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming. We have three patents issued and 72 pending patent applications, including six provisional applications. We do not know whether any of our pending patent applications will result in the issuance of additional patents or whether the examination process will require us to narrow our claims or we may otherwise be unable to obtain patent protection for the technology covered in our pending patent applications. Our patents, trademarks and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Moreover, any issued patents may not provide us with a competitive advantage and, as with any technology, competitors may be able to develop similar or superior technologies to our own, now or in the future.
Additionally, in the U.S., several significant developments in the intellectual property industry, including the continued effect of the Leahy-Smith America Invents Act of 2011 (including several new means by which challenges of patents may be effected) and the Supreme Court holding in the Alice Corp. v. CLS Bank International case, which called into question the patentability of computer software, may negatively impact our ability to obtain patents or enforce patent rights. For example, the claims of our patent applications may fail to issue, or if they do issue, may subsequently be challenged or invalidated, based on these developments.
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
ICANN (the Internet Corporation for Assigned Names and Numbers), the international authority over top-level domain names, has been increasing the number of generic top-level domains, or “TLDs.” This may allow companies or individuals to create new web addresses that appear to the right of the “dot” in a web address, beyond such long-standing TLDs as “.com,” “.org” and “.gov.” ICANN may also add additional TLDs in the future. As a result, we may be unable to maintain exclusive rights to all potentially relevant or desirable domain names in the United States or in other countries in which we operate, which may harm our business. Furthermore, attempts may be made by third parties to register our trademarks as new TLDs or as domain names within new TLDs, and we may be required to enforce our rights against such registration attempts, which could result in significant expense and the diversion of management’s attention.
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
We depend on the use of information technologies and systems. As our operations grow, we must continuously improve and upgrade our systems and infrastructure while maintaining or improving the reliability and integrity of our infrastructure. Our future success also depends on our ability to adapt our systems and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of our solutions in response to competitive services and product offerings. The emergence of alternative platforms such as smartphones and tablets and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require new investment in technology. New developments in other areas, such as cloud computing, could also make it easier for competition to enter our markets due to lower up-front technology costs. In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner.
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
Our net revenues from operations outside the U.S. comprised 21.4% of our net revenues in 2015. As of February 1, 2016, we operate websites marketing to residents of the U.K., France, Spain, the Netherlands, Germany and Canada. We currently have operations in the U.K., France and the Netherlands. We intend to maintain or expand our existing operations in or to these countries and may establish a presence in additional countries to grow our international sales. Operating in foreign countries requires significant resources and management attention, and we have limited experience entering new geographic markets. In addition, the varying commercial and Internet infrastructure in other countries may make it difficult for us to replicate our business model. In many countries, we compete with local companies that have more experience in their respective markets than we do, and we may not benefit from first-to-market advantages. To achieve widespread acceptance in new countries and markets, we must continue to tailor our solutions and business model to the unique circumstances of such countries and markets, which can be difficult and costly. Failure to adapt practices and models effectively to each country into which we expand could slow our international growth. We cannot assure you that our international efforts will be successful. International sales and operations may be subject to risks such as:

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
Since our inception, we have completed numerous acquisitions and other strategic transactions such as joint ventures or partnerships, and we may continue to enter into strategic transactions in the future. Our success will depend in part on our ability to identify, negotiate, and complete strategic transactions and integrate acquired businesses or technology and, if necessary, satisfactory debt or equity financing to fund those transactions. As is the case with our current debt facility, if we finance a strategic transaction with debt financing, we will incur interest expense and may have to comply with financing covenants or secure the debt obligations with our assets. Mergers and acquisitions and other strategic transactions are inherently risky, and any transactions we complete may not be successful. Any strategic transactions we undertake in the future would involve numerous risks, any of which could have a material adverse effect on our business and the market price of our common stock, including the following:

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
As of January 1, 2016, we have an aggregate of 83,775,625 shares of Series 1 common stock authorized but unissued and not reserved for issuance under our stock option plans or otherwise. We may issue all of these shares without any action or approval by our stockholders, subject to certain limitations of the NASDAQ Global Select Market. We may require additional capital from equity or debt financing in the future in order to take advantage of strategic opportunities, or to support our existing business. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility, including our ability to issue or repurchase equity, develop new or enhanced existing products, complete acquisitions or otherwise take advantage of business opportunities. If we raise additional funds or finance acquisitions through further issuances of equity, convertible debt securities or other securities convertible into equity, you and our other stockholders could suffer significant dilution in your percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our Series 1 common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.
Our current management team has a limited history of working together and may not be able to execute our business plan.
Certain members of our senior management team, including our Chief Financial Officer, General Counsel, Chief Marketing Officer for North America, Senior Vice President of Corporate Development, Senior Vice President of Product and Senior Vice President, Administration, have only recently joined our management team or assumed their roles. As such, our current management team has worked together for only a limited period of time and has a limited track record of executing our business plan as a team. Accordingly, it is difficult to predict whether our management team, individually and collectively, will be effective in operating our business.
If we are unable to retain our sales representatives, or attract replacement sales representatives, our ability to increase our net revenues could be negatively impacted.
Our ability to expand our business will depend, in part, on our ability to retain our current sales representatives and properly incentivize them to obtain new retailer, restaurant and brand relationships. If a significant number of our sales representatives were to leave us or join our competitors, our net revenues could be negatively impacted. In certain circumstances, we have entered into agreements with our sales representatives that contain non-compete provisions to mitigate this risk, but we may need to litigate to enforce our rights under these agreements, which could be time-consuming, expensive and ineffective. A significant increase in the turnover rate among our sales representatives could also increase our recruiting costs and decrease our operating efficiency, which could lead to a decline in our net revenues and profitability.
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
Our business is in part dependent upon email and other messaging. We provide emails and mobile alerts and other messages to consumers informing them of the offers on our websites and mobile applications, and these communications help generate a portion of our net revenues. Because of the importance of email and other messaging services to our business, if we are unable to successfully deliver emails or other messages to consumers, if there are legal restrictions on delivering these messages to consumers, or if consumers do not open our emails or messages, our net revenues and profitability could be adversely affected. Changes in how webmail applications organize and prioritize email may result in our emails being delivered in a less prominent location in a consumer’s inbox or viewed as “spam” by consumers and may reduce the likelihood of that consumer opening our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also harm our business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to consumers. Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also adversely impact our business. We also rely on social networking messaging services to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by consumers could harm our business.
We rely on third-party services for the delivery of emails and other messages, and delays or errors in the delivery of such emails or other messaging we send have occurred and may in the future occur and be beyond our control, which could result in damage to our reputation or harm our revenues, business, financial condition and operating results. If we were unable to use our current email service or other messaging services, alternate services are available; however, we believe our results could be impacted for some period if we transition to a new provider. Any disruption or restriction on the distribution of our emails or other messages, termination or disruption of our relationship with our messaging service providers, including our third-party services that delivers our emails and other messages, or any increase in our costs associated with our email and other messaging activities could harm our business.
We may have exposure to greater than anticipated tax liabilities.

We are subject to taxes in the United States (federal and state) and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, by our inability to achieve the intended tax consequences of our recent corporate restructuring of our European operations, by changes in foreign currency exchange rates or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. As we operate in numerous taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied.

We also are subject audits by both U.S. federal and state and foreign tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.
The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies, within the U.S. or internationally, could adversely impact our financial condition and results of operations.
The current administration has made public statements indicating that it has made international tax reform a priority, and key members of the U.S. Congress have conducted hearings and proposed new legislation. Recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the U.S. are repatriated to the U.S., as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings, as well as cash and cash equivalent balances we currently maintain outside of the U.S. We are also subject to the taxation regimes of numerous foreign jurisdictions where our subsidiaries are organized or operate. Due to economic and political conditions, tax rates and policies in the U.S. or internationally may be subject to significant change. For example, effective April 1, 2015, the UK enacted a new taxing regime known as the diverted profits tax, which aims to counteract arrangements by corporate multinationals that result in the erosion of the UK tax base and that could increase our effective tax rate in that jurisdiction. As we expand our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and, in turn, adversely impact our financial condition and results of operations.
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
Cash inflows and outflows in our international operations are typically denominated in currencies other than the U.S. dollar, which is our functional currency for financial reporting purposes. For 2015, 2014 and 2013 approximately 21.4%, 21.8% and 20.6%, respectively, of our net revenues were denominated in such foreign currencies. In addition, certain intercompany indebtedness between us and a foreign subsidiary, which uses the Euro as its functional currency, is dollar denominated. Our reliance on and exposure to foreign currencies subjects our financial results to fluctuations in currency exchange rates and changes in the proportion of our net revenues and expenses attributable to each of our foreign locations. For example, we recognized a foreign exchange loss of $0.4 million, a foreign exchange loss of $0.9 million and a foreign exchange gain of $0.7 million in 2015, 2014 and 2013, respectively. In addition, we expect our exposure to fluctuations in foreign exchange rates to increase as we expand our business in existing and new international markets and when the exchange rates strengthen or weaken against the U.S. dollar. We began entering into hedging arrangements related to our intercompany indebtedness in December 2014, and we expect to continue to enter into hedging arrangements in the future in order to manage our exposure to foreign currency fluctuations, but such activity may not completely eliminate fluctuations in our operating results. Foreign currency exchange rate fluctuations have adversely impacted our profitability and may continue to do so in the future.
In addition, we face exposure to fluctuations in interest rates for amounts outstanding under our credit facility, which may increase our borrowing costs, adversely impacting our profitability.
We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.
We are required under GAAP to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. The events and circumstances we consider include the business climate, legal factors, operating performance indicators and competition. In 2015, we recorded a charge against earnings for impairment of $2.3 million of our amortizable intangible assets and in the future we may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This could adversely impact our results of operations.

Risks Related to Ownership of Our Common Stock
Our stock price is highly volatile.
The trading price of our common stock has been, and is likely to continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in July 2013 at a price of $21.00 per share, the reported high and low sales prices of our Series 1 common stock has ranged from $8.22 to $48.73 per share through December 31, 2015. The trading price of our stock has been and is likely to continue to be subject to wide fluctuations in response to various factors, including the risk factors described in this section and elsewhere in this Annual Report on Form 10-K, and other factors beyond our control. Factors affecting the trading price of our common stock include:

•	variations in our actual or projected operating results or the operating results of similar companies;

•	periodic changes to search engine algorithms that lead to actual or perceived decreases in traffic to our websites;

•	announcements of technological innovations, new services or service enhancements and strategic alliances or agreements by us or by our competitors;

•	marketing and advertising initiatives by us or our competitors;

•	the gain or loss of retailer relationships;

•	threatened or actual litigation;

•	major changes in our management;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that follow our Series 1 common stock;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	the overall performance of the equity markets;

•	sales of shares of our Series 1 common stock by existing stockholders, including our directors and executive officers and their affiliates;

•	the concentration of ownership of outstanding shares of our Series 1 common stock;

•	our share repurchase program;

•	volatility in our stock price, which may lead to higher stock-based compensation expense under applicable accounting standards;

•	reaction to our press releases or other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	raising additional capital from any equity or debt financing in the future; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business
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
As of December 31, 2015 we had 51,091,393 shares of common stock outstanding. Shares beneficially owned by our affiliates and employees are subject to volume and other restrictions under Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, various vesting agreements, our insider trading policy and any applicable 10b5-1 trading plan.
In addition, we have registered 15,608,683 shares of Series 1 common stock that we have issued and may issue under our equity plans (3,030,269 shares of which were issued and outstanding as of December 31, 2015), and intend to register an additional 2,554,568 shares of Series 1 common stock that were added to our equity plans in January 2016 by virtue of those plans’ evergreen provisions. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our named executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our Series 1 common stock. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
As of January 31, 2016, holders of approximately 14.7% of our common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
Our responsibilities as a public company may cause us to incur significant costs, divert management’s attention and affect our ability to attract and retain qualified board members and executives.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Public Company Accounting Oversight Board and the NASDAQ Global Select Market. Compliance with these public company requirements has made some activities more time-consuming. It has also increased our legal and financial compliance costs and demand on our systems and resources. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, we have incurred and will continue to incur incremental expenses associated with our SEC reporting requirements. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase our costs. It also may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.
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
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We recently completed the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting. During 2015, we had a change in our internal control over financial reporting that occurred as a result of our implementation of a new enterprise resource planning, or ERP, system that materially affected our internal control over financial reporting. If we are not able to maintain or document proper and effective internal control over financial reporting, or encounter difficulties in their implementation, it may cause us to be unable to report our financial information on an accurate and timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences. Furthermore, our independent registered public accounting firm would not be able to certify as to the effectiveness of our internal control over financial reporting. Any such failure could harm our operating results, harm our ability to operate our business, and reduce the trading price of our stock.
We cannot guarantee that we will repurchase additional shares of our common stock pursuant to our ongoing share repurchase program or that our share repurchase program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
In February 2015, our board of directors authorized a share repurchase program. Under the program, we were initially authorized to repurchase shares of Series 1 common stock for an aggregate purchase price not to exceed $100 million. In February 2016, our board of directors authorized an additional $50 million under the repurchase program, bringing the total amount of the program up to $150 million. The repurchase program is authorized through February 2017. During 2015, we repurchased 4,323,000 shares of our Series 1 common stock at an aggregate purchase price of $52.8 million.
Although the Board has authorized the share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our Series 1 common stock and the nature of other investment opportunities. The repurchase program may be limited, suspended or discontinued at any time without prior notice. In addition, repurchases of our Series 1 common stock pursuant to our share repurchase program could affect the market price of our Series 1 common stock or increase its volatility. For example, the existence of a share repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase program has increased our level of long-term debt and reduced our cash reserves, and those reserves may be reduced further in the future, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our Series 1 common stock has declined, and may in the future decline, below the levels at which we repurchase shares of stock. Although our share repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal executive offices are located in Austin, Texas, where we lease approximately 99,955 square feet of office space under a lease that expires in February, 2024. We also lease office space in Hoboken, New Jersey; London, England; Paris, France; Vannes, France; and Amsterdam, the Netherlands. Our primary data centers are located in California, Oregon and Virginia. We believe our current and planned office facilities and data center space will be adequate for our needs for the foreseeable future.

For additional information regarding obligations under operating leases, see Note 7 of the Notes to Consolidated Financial Statements included in Part II, Item 8: “Financial Statements” of this Annual Report on Form 10-K.
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

	Low	High
Year Ended December 31, 2015
Fourth Quarter	$7.98	$11.46
Third Quarter	$7.66	$18.03
Second Quarter	$17.17	$21.68
First Quarter	$13.55	$18.84

	Low	High
Year Ended December 31, 2014
Fourth Quarter	$13.29	$21.50
Third Quarter	$16.13	$26.99
Second Quarter	$22.45	$35.74
First Quarter	$28.01	$48.73
On January 31, 2016, the last reported sale price of our Series 1 common stock on the NASDAQ Global Select Market was $9.10 per share, and there were 16 holders of record of our Series 1 common stock. The actual number of holders of Series 1 common stock is greater than these numbers of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Equity Compensation Plan Information
Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.

Issuer Purchases of Equity Securities (1)
Our Series 1 common stock repurchase activity during the three months ended December 31, 2015 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price per share)
October 1 – 31, 2015	—	$—	—	$61,234
November 1 – 30, 2015	1,508	9.31	1,508	47,192
December 1 – 31, 2015	—	—	—	47,192
Total	1,508	$9.31	1,508	$47,192

(1)
On February 5, 2015, our board of directors authorized a program to repurchase up to $100 million worth of our Series 1 common stock over a period of up to 24 months. The repurchase program was publicly announced on February 10, 2015. As of December 31, 2015, $52.8 million of the $100 million has been utilized. In February 2016, our board of directors authorized the repurchase of an additional $50 million worth of shares of our Series 1 common stock, increasing the total authorized amount under our share repurchase program implemented in February 2015 to $150 million. The share repurchase program is authorized through February 2017. Our share repurchase program does not obligate us to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Performance Graph
Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.
The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the Russell 2000® Index and the S&P North American Technology Internet Index during the period commencing on July 19, 2013, the initial trading day of our Series 1 common stock, and ending on December 31, 2015. The graph assumes a $100 investment at the beginning of the period in our Series 1 common stock, the stocks represented in the Russell 2000® Index and the stocks represented in the S&P North American Technology Internet Index, and reinvestment of any dividends. The S&P North American Technology Internet Index is a modified-capitalization weighted index of stocks representing the Internet industry, including Internet content and access providers, Internet software and services companies and e-commerce companies. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Item 6. Selected Financial Data.
The tables on the following pages set forth the consolidated financial and operating data as of and for the periods indicated. The consolidated statements of operations data presented below for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 have been derived from the audited consolidated financial statements that are included in Part II, Item 8: “Financial Statements.” The consolidated statements of operations data presented below for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from audited consolidated financial statements that are not included in this report.
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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$249,115	$264,683	$209,836	$144,685	$80,402
Costs and expenses:
Cost of net revenues	19,904	18,617	13,049	9,113	3,980
Product development	51,580	47,882	30,566	14,481	4,388
Sales and marketing	99,380	90,062	70,303	40,672	15,341
General and administrative	39,813	42,343	28,583	15,758	6,883
Amortization of purchased intangible assets	10,664	12,243	12,081	13,158	11,296
Other operating expenses	4,616	4,065	2,525	6,006	35
Total costs and expenses	225,957	215,212	157,107	99,188	41,923
Income from operations	23,158	49,471	52,729	45,497	38,479
Other income (expense):
Interest expense, net	(1,988)	(1,981)	(2,980)	(3,221)	(7,784)
Fair value change of common stock warrant	—	—	—	—	(2,103)
Other income (expense), net	(315)	(1,102)	672	77	(129)
Income before income taxes	20,855	46,388	50,421	42,353	28,463
Provision for income taxes	(9,007)	(19,423)	(18,891)	(16,360)	(11,502)
Net income	$11,848	$26,965	$31,530	$25,993	$16,961
Preferred stock dividends on participating preferred stock	—	—	(19,928)	(24,577)	(64,715)
Total undistributed earnings (loss)	11,848	26,965	11,602	1,416	(47,754)
Undistributed earnings allocated to participating preferred stock	—	—	(5,998)	(1,390)	—
Net income (loss) attributable to common stockholders	$11,848	$26,965	$5,604	$26	$(47,754)
Net income (loss) per share attributable to common stockholders:
Basic	$0.22	$0.50	$0.24	$0.03	$(64.19)
Diluted	$0.22	$0.49	$0.23	$0.03	$(64.19)
Weighted-average number of common shares used in computing net income per share:
Basic	53,076	53,792	23,074	841	744
Diluted	54,099	55,311	25,742	2,277	744

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$259,769	$244,482	$165,881	$97,142	$88,234
Working capital	299,976	286,253	194	98	78,631
Total assets	607,216	599,104	512	371	347,326
Total liabilities	115,827	94,349	81	63	74,817
Redeemable convertible preferred stock	—	—	—	349	321,450
Total stockholders' equity (deficit)	491,389	504,755	431	(41)	(48,941)

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except net revenues per visit)
Operating Metrics(1):
Visits:
Desktop visits	420,485	499,549	459,805	414,830	349,992
Mobile visits	297,871	197,582	100,627	49,410	—
Total visits	718,356	697,131	560,432	464,240	349,992
Online transaction net revenues per visit:
Desktop online transaction net revenues per visit	$0.41	$0.44	$0.42	$0.33	$0.22
Mobile online transaction net revenues per visit	$0.08	$0.08	$0.06	$0.04	$—
Total online transaction net revenues per visit	$0.28	$0.34	$0.35	$0.30	$0.22
Mobile unique visitors(2)	23,194	21,224	11,913	—	—
Other Financial Data(1):
Online transaction net revenues:
Desktop online transaction net revenues	$173,922	$219,593	$190,861	$137,428	$75,929
Mobile online transaction net revenues	24,406	15,686	6,010	1,746	—
Total online transaction net revenues	198,328	235,279	196,871	139,174	75,929
Advertising and in-store net revenues	50,787	29,404	12,965	5,511	4,473
Net revenues	249,115	264,683	209,836	144,685	80,402
Adjusted EBITDA	71,890	93,900	81,320	70,373	51,895

(1)
See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Metrics” on page 48 for a description of these operating metrics and other financial data.

(2)	We present mobile unique visitors as the average monthly mobile unique visitors for the last three months of the period. Amounts for 2012 and 2011 were not meaningful.
The following table presents a reconciliation of adjusted EBITDA to net income for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$11,848	$26,965	$31,530	$25,993	$16,961
Depreciation and amortization expense	17,131	15,746	14,112	14,192	11,556
Stock-based compensation expense	26,894	24,518	10,507	4,048	471
Third party acquisition-related costs	91	100	1,447	630	1,354
Other operating expenses	4,616	4,065	2,525	6,006	35
Interest expense, net	1,988	1,981	2,980	3,221	7,784
Fair value change of common stock warrant	—	—	—	—	2,103
Other (income) expense, net	315	1,102	(672)	(77)	129
Provision for income taxes	9,007	19,423	18,891	16,360	11,502
Adjusted EBITDA	$71,890	$93,900	$81,320	$70,373	$51,895

The following tables present depreciation and stock-based compensation expense as included in the various lines of our consolidated statements of operations:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Depreciation Expense:
Cost of net revenues	$523	$456	$299	$99	$62
Product development	3,504	1,491	818	380	74
Sales and marketing	1,354	1,025	603	382	84
General and administrative	1,086	531	311	173	40
Total depreciation expense	$6,467	$3,503	$2,031	$1,034	$260

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Stock-Based Compensation Expense:
Cost of net revenues	$2,211	$1,848	$704	$157	$23
Product development	8,667	7,289	2,419	1,144	164
Sales and marketing	6,254	5,547	2,398	993	113
General and administrative	9,762	9,834	4,986	1,754	171
Total stock-based compensation expense	$26,894	$24,518	$10,507	$4,048	$471
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
We operate a leading digital savings destination connecting consumers with retailers, restaurants and brands, both online and in-store. In the year ended December 31, 2015, our marketplace featured digital offers from over 70,000 retailers and brands, and we had contracts with more than 12,000 retailers. According to our internal data compiled using Google Analytics, we had approximately 718 million total visits to our desktop and mobile websites. During the three months ended December 31, 2015, we averaged approximately 23.2 million mobile unique visitors per month.
We derive the substantial majority of our net revenues from retailers, restaurants or brands that pay us directly or through third-party performance marketing networks. A retailer is a merchant that sells goods or services directly to consumers. A paid retailer is a retailer, restaurant or brand that has contracted to pay us a commission for sales which we influence using digital offers made available in our marketplace and/or a retailer, restaurant or brand that we have a contract with to pay us to promote their digital offers or provide advertising in our marketplace. In some instances, the paid retailer itself provides affiliate tracking links for attribution of online sales using digital offers made available in our marketplace and pays us directly. However, in most cases, paid retailers contract with performance marketing networks to provide affiliate tracking links for attribution of online sales using digital offers made available in our marketplace. These paid retailers then pay the commissions we earn to the performance marketing network, which in turn pays those commissions to us. In general, our contracts with performance marketing networks govern our use of affiliate tracking links made available to us by the performance marketing network and the remittance of any commissions payable to us from paid retailers utilizing the performance marketing network. The performance marketing network with which a paid retailer contracts to provide affiliate tracking links provides us with the paid retailer’s contract terms, which must be accepted by us and the paid retailer, and which further govern our use of affiliate tracking links for such paid retailer and payment of commissions to us. Our contracts are generally short term, meaning that they can be canceled by any of the contracting parties on 30 days’ notice or less.
In 2015, the substantial majority of our net revenues were derived from commissions earned when consumers made purchases using digital offers featured on our websites and mobile applications. We expect that a majority of our net revenues in the future will continue to be derived from these commissions. Commission rates are determined through negotiations with retailers based on a variety of factors, including the level of exposure to consumers in our marketplace, the quality and volume of sales realized from consumers using digital offers from our marketplace and the category of products purchased using digital offers. We sell our solutions to retailers, restaurants and brands through a direct sales force.
During 2015 we generated net revenues of $249.1 million, a decrease of 5.9% from $264.7 million in 2014. Net income for 2015 was $11.8 million, a 56.1% decrease from $27.0 million in 2014. Adjusted EBITDA for 2015 was $71.9 million, a 23.4% decrease from $93.9 million in 2014. See Part II, Item 6: “Selected Financial Data,” page 43, for further discussion of adjusted EBITDA, our use of this measure, the limitations of this measure as an analytical tool, and the reconciliation of adjusted EBITDA to net income, the most directly comparable GAAP financial measure.
In August 2015, we announced a plan to reduce operating expenses in order to realign our cost structure with our current strategic plan. As part of this expense reduction, we reduced U.S. headcount by approximately 10%. We incurred approximately $1.2 million in severance costs associated with the targeted employee reductions, which were included in the results of our operations for 2015.
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

Our acquisitions have required us to integrate new operations, offices and employees and to formulate and execute on marketing, product, sales, content and technology strategies associated with the acquired businesses. We continue to manage multiple brands and certain of the technology platforms of the acquired businesses, which has increased our cost of operations.
We believe that featuring desirable digital offers is necessary to attract visitors to our marketplace, which includes our websites, mobile applications, email, mobile alerts and social media distribution channels. In addition to increasing the number of visitors to our marketplace, we are focused on increasing the rate and frequency at which these visitors make purchases from retailers whose digital offers are featured in our marketplace. To meet these challenges, we are focused on a combination of marketing strategies, including pay-per-click advertising, search engine optimization, branding campaigns and email and mobile alerts, with a goal of driving visits to our marketplace as well as increasing the exposure of the digital offer category. We are also investing in product enhancements to make it easier for consumers visiting our marketplace to search and find the right digital offers and in expanding the types of digital offers available to consumers on our marketplace. We believe these enhancements will increase consumers’ interactions with retailers in our marketplace, which will in turn increase the value we are able to provide to our paid retailers.
We intend to achieve future success by continuing to focus on improving the monetization of our mobile websites and mobile applications. Since the launch of our mobile websites and mobile applications, traffic to these properties has increased significantly. However, mobile traffic generally monetizes at a lower rate than desktop traffic. We believe the comparatively lower rate of monetization primarily results from the following: (1) mobile visits tend to be more exploratory in nature, due to lower purchase intent than desktop visits, difficulties in navigating from our mobile websites and applications to retailer websites and friction in the purchase process on retailers' mobile websites, (2) we do not receive sales commissions or attribution when consumers that visit our websites and mobile applications using a mobile device subsequently make a purchase by directly accessing a retailer’s website on another device, such as a desktop or tablet or in-store (a circumstance known as cross device switching) and (3) some retailers currently do not recognize affiliate tracking links on their mobile websites or applications, and the tracking mechanisms related to such may not function to allow proper attribution of sales to us. We intend to introduce new methods of monetizing our consumer traffic, particularly the traffic to our mobile websites and applications, through a variety of methods, including improved attribution to us of the sales that we help drive for our retail and brand partners, the use of pricing structures other than our traditional commission-based model (particularly with respect to advertising) and the use of multichannel digital offer solutions.
We also intend to enhance the monetization of our websites and mobile applications by making product improvements that appeal to both consumers and retailers. These enhancements include increased leveraging of data to better personalize digital offers for consumers and to be a more effective channel for paid retailers to leverage our audience of users; further developing the location-based services features on our mobile applications to provide more geographically relevant digital offers; expanding food and dining content, which we believe consumers use on a more frequent basis; and continuing to invest in product functionality that encourages engagement of our community of users.
We also believe that recruiting, training and retaining talented employees and strengthening our direct relationships with consumers and retailers will be critical to our future success. We aim to further strengthen our value proposition for both consumers and retailers by scaling our expanded range of offer types. For example, we now offer sponsored category listings, more advertising opportunities and digital circulars and showcases to retailers and discounted digital gift cards and digital rebates to consumers.
Finally, we also plan to improve the consistency and reliability of our marketplace by continuing to invest in the development and implementation of certain universal software platforms to support our international websites. We believe this investment has allowed, and will allow in the future, us to more easily and rapidly expand organically in new geographic markets and integrate the systems of any additional digital offering businesses which we may acquire and should result in increased operational efficiency.
We believe that these significant investments in our product, team, relationships and technology will enable our expansion into new markets and improve the quality, consistency and monetization of our marketplace.

Key Financial and Operating Metrics
We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments, and assess the longer-term performance of our business. The key financial and operating metrics we use are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except net revenues per visit)
Financial Metrics
Online transaction net revenues:
Desktop online transaction net revenues	$173,922	$219,593	$190,861
Mobile online transaction net revenues	24,406	15,686	6,010
Total online transaction net revenues	198,328	235,279	196,871
Advertising and in-store net revenues	50,787	29,404	12,965
Net revenues	249,115	264,683	209,836
Adjusted EBITDA	71,890	93,900	81,320
Operating Metrics
Visits:
Desktop visits	420,485	499,549	459,805
Mobile visits	297,871	197,582	100,627
Total visits	718,356	697,131	560,432
Online transaction net revenues per visit:
Desktop online transaction net revenues per visit	$0.41	$0.44	$0.42
Mobile online transaction net revenues per visit	$0.08	$0.08	$0.06
Total online transaction net revenues per visit	$0.28	$0.34	$0.35
Mobile unique visitors	23,194	21,224	11,913
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
Advertising and In-store Net Revenues. We define advertising net revenues collectively as amounts paid to us by paid retailers for displaying digital offers that may be redeemed on one of our websites, as well as amounts paid to us by paid retailers for providing advertising of the retailer’s brand or products in our marketplace. We define in-store net revenues collectively as commission amounts earned from paid retailers when a consumer presents a digital offer to the retailer and the digital offer is scanned or a unique digital offer code is entered by the retailer at the point of sale, as well as other amounts paid to us by paid retailers for displaying digital offers on our websites and mobile applications that may be redeemed in-store.

Net Revenues. We define net revenues as the total of our online transaction net revenues and our advertising and in-store net revenues. We believe net revenues are an important indicator for our business because they are a reflection of the value we offer to consumers and retailers through our marketplace.

Adjusted EBITDA. We define this metric as net income plus depreciation, amortization of intangible assets, stock-based compensation expense, third party acquisition-related costs, other non-cash operating expenses (including asset impairment charges and compensation arrangements entered into in connection with acquisitions), net interest expense, other non-operating income and expenses and income taxes, net of any foreign exchange income or expenses. We believe that the use of adjusted EBITDA is helpful in evaluating our operating performance because it excludes certain non-cash expenses, including depreciation, amortization of intangible assets and stock-based compensation expense. See page 42 in Part II, Item 6: “Selected Financial Data” for additional discussion of adjusted EBITDA and the reconciliation of adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP.
Operating Metrics
Desktop Visits. We define a desktop visit as an interaction or group of interactions that takes place on one of our websites from desktop computers and tablet devices within a given time frame as measured by Google Analytics, a product that provides digital marketing intelligence. A single visit can contain multiple page views, events, social interactions, custom variables, and e-commerce transactions. A single visitor can open multiple visits. Visits can occur on the same day, or over several days, weeks, or months. As soon as one visit ends, there is then an opportunity to start a new visit. A visit ends either through the passage of time or a campaign change, with a campaign generally meaning arrival via search engine, referring site, or campaign-tagged information. A visit ends through passage of time either after 30 minutes of inactivity or at midnight Pacific Time. A visit ends through a campaign change if a visitor arrives via one campaign or source, leaves the site, and then returns via another campaign or source. Currently, visits do not include interactions on our tablet applications.
Mobile Visits. We define a mobile visit as an interaction or group of interactions that takes place on one of our mobile websites from smartphones and other mobile devices within a given time frame as measured by Google Analytics, a product that provides digital marketing intelligence. A single visit can contain multiple page views, events, social interactions, custom variables, and e-commerce transactions. A single visitor can open multiple visits. Visits can occur on the same day, or over several days, weeks, or months. As soon as one visit ends, there is then an opportunity to start a new visit. A visit ends either through the passage of time or a campaign change, with a campaign generally meaning arrival via search engine, referring site, or campaign-tagged information. A visit ends through passage of time either after 30 minutes of inactivity or at midnight Pacific Time. A visit ends through a campaign change if a visitor arrives via one campaign or source, leaves the site, and then returns via another campaign or source. Currently, mobile visits do not include interactions on our mobile applications.
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

We view mobile unique visitors as a key indicator of the size of our mobile audience as well as our brand awareness among consumers and usage of our mobile solutions which we expect to be important as users increasingly rely on their mobile devices.
Key Components of Our Results of Operations
Net Revenues
The substantial majority of our net revenues consist of commissions we receive from paid retailers, either directly or through performance marketing networks. In general, we earn commissions from a paid retailer when a consumer makes a purchase online from that paid retailer after clicking on a digital offer for that paid retailer on one of our websites or mobile applications. We also earn revenues from our in-store product, which include commissions earned from a retailer when a consumer presents a digital offer to the retailer in-store and the digital offer is scanned or a unique digital offer code is entered by the retailer at the point of sale, and amounts paid to us by retailers for displaying digital offers that may be redeemed in-store on our websites or mobile applications. We provide performance marketing solutions under contracts with retailers, which generally provide for commission payments to be facilitated by performance marketing networks. Commission rates are typically negotiated with individual retailers with which we have contracts. Our commission rates vary based on a variety of factors, including the retailer, the level of exposure to consumers in our marketplace, the quality and volume of sales realized from consumers using digital offers in our marketplace and the category of products purchased using digital offers. We recognize commission revenues when we receive confirmation that a consumer has completed a purchase transaction with a paid retailer, as reported to us through a performance marketing network, or in some cases, by the retailer directly. When a digital offer applies only to specific items, the discount to the consumer will be applied only to those specific items, but our commission is generally based on the aggregate purchase price of all items purchased at that time by the consumer. Finally, we also earn advertising revenues from advertising in our marketplace. Rates for advertising are typically negotiated with individual retailers with which we have contracts. Payments for advertising may be made directly by retailers or through performance marketing networks. We expect that the majority of our net revenues in the future will continue to be derived from commissions. Commission revenues are reported net of a reserve for estimated returns. We estimate returns based on our actual historical returns experience. These returns have not been significant.
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
We expect personnel costs will be higher in 2016, both in absolute dollars and as a percentage of net revenues, when compared to 2015 as a result of our plan to increase personnel in 2016 as we continue to invest in our business. Personnel costs for employees include salaries and amounts earned under variable compensation plans, payroll taxes, benefits, stock-based compensation expense, costs associated with recruiting new employees, travel costs and other employee-related costs.
Cost of Net Revenues
Our cost of net revenues consists of direct and indirect costs incurred to generate net revenues. These costs consist primarily of personnel costs of our merchandising, site operations and website technical support employees; fees paid to third-party contractors engaged in the operation and maintenance of our websites and mobile applications; depreciation; and website hosting and Internet service costs. We expect our cost of net revenues to increase in both absolute dollars and as a percentage of net revenues in 2016 as we continue to build our infrastructure to support our business across multiple markets, endeavor to improve offer diversity and quality and increase the number and amount of consumer purchases resulting from visits to our websites and from use of our mobile applications.
Product Development
Our product development expense consists primarily of personnel costs of our product management and software engineering teams, as well as fees paid to third-party contractors and consultants engaged in the design, development, testing and improvement of the functionality and user experience of our websites and mobile applications. We intend to continue to increase our software engineering resources over the next year by hiring additional personnel to develop new features and products for our websites and mobile applications. We expect these additional investments to cause our product development expense to increase both in absolute dollars and as a percentage of net revenues in 2016.

Sales and Marketing
Our sales and marketing expense consists primarily of personnel costs of our sales, marketing, SEO and business analytics employees, as well as online and other advertising expenditures, branding programs and other marketing expenses. Our advertising, branding programs and other marketing costs include paid search advertising fees, online display advertising, including on social networking sites, television advertising, creative development fees, public relations, email campaigns, trade show costs, sweepstakes and promotions and other general marketing costs. We intend to increase our sales and marketing efforts in 2016 to drive consumer traffic to our websites, encourage downloads of our mobile applications, strengthen our relationships with retailers and increase overall awareness of our brand. Therefore, we expect our sales and marketing expenses to increase both in absolute dollars and as a percentage of net revenues in 2016.
General and Administrative
Our general and administrative expense consists primarily of the personnel costs of our general corporate functions, including executive, finance, accounting, legal and human resources. Other costs included in general and administrative include professional fees for legal, audit and other consulting services, travel and entertainment, charitable contributions, provision for doubtful accounts receivable and other general corporate overhead expenses. We expect our general and administrative expenses to decrease both in absolute dollars and as a percentage of net revenues in 2016.
Amortization of Purchased Intangibles
We have recorded identifiable intangible assets in conjunction with our various acquisitions, and are amortizing those assets over their estimated useful lives. We perform impairment testing of goodwill annually on October 1 of each year and, in the case of intangibles with definite lives, whenever events or circumstances indicate that impairment may have occurred. We expect our amortization expenses to decline in absolute dollars and as a percentage of net revenues in 2016. However, changes in our amortization expenses will depend upon the level of our future acquisition activity.
Other Operating Expenses
Other operating expenses for 2015 consist primarily of amortization expense related to deferred compensation agreements with the selling stockholders of YSL Ventures, Inc. and expense recognized as a result of the identified impairment of purchased intangible assets associated with Bons-de-Reduction.com.
In 2013, we acquired YSL Ventures, Inc. and entered into $6.2 million in deferred compensation agreements with the selling stockholders of the business, $3.1 million of which was paid in October 2014 and the remaining $3.1 million of which was paid in equal quarterly installments over the following year, concluding in October 2015. The deferred compensation was due and payable contingent upon the continued employment of the selling stockholders and as a result we amortized the associated expense over the term of the compensation arrangement with the sellers.
In October 2015, we decided to no longer support the Bons-de-Reduction.com brand. We have redirected traffic from Bons-de-Reduction.com to Poulpeo.com, and do not expect Bons-de-Reduction.com to provide additional income. As a result, we determined that a complete impairment of the remaining unamortized intangible assets associated with Bons-de-Reduction was warranted, resulting in an impairment charge of $2.3 million.
Other operating expenses for 2014 and 2013 consist primarily of amortization expense related to deferred compensation agreements with the selling stockholders of YSL Ventures, Inc. and Bons-de-Reduction.com and Poulpeo.com. In 2012, we acquired Bons-de-Reduction.com and Poulpeo.com and issued $3.5 million in seller notes to the selling stockholders of the business. These seller notes were due and payable contingent upon the continued employment of the selling stockholders and as a result have been recorded as deferred compensation, which we amortized over the term of the compensation arrangement with the sellers, which was completed in May 2014.
We expect other operating expenses to decrease in absolute dollars and as a percentage of net revenues in 2016 as a result of the completion during 2015 of our deferred compensation agreement with the selling stockholders of YSL Ventures, Inc.
Other Income (Expense)
Amounts included in other income (expense) include interest income earned on our available cash and cash equivalents, interest expense incurred in connection with our long term debt and the amortization of deferred financing costs. We also include in other income (expense), net foreign currency exchange gains and losses, as well as gains and losses related to our foreign exchange derivative instruments. Changes in these amounts will depend to some extent upon the level of our future borrowing activity and movements in foreign currency.
Income Tax Expense
Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions, tax credits, state taxes and non-deductible expenses, such as deferred compensation, acquisition costs and stock-based compensation. Our mix of foreign versus U.S. income, our ability to generate tax credits and our incurrence of any non-deductible expenses will likely cause our effective tax rate to fluctuate in the future. Our effective tax rate is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.
During the first quarter of 2014, we implemented a global corporate restructuring plan involving our non-U.S. entities to streamline our non-U.S. operations. The impact of this restructuring has resulted in, and may continue to result in, volatility in our provision for income taxes and our effective tax rate.
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
Business Combinations and the Recoverability of Goodwill and Long-Lived Intangible Assets
A significant component of our growth strategy has been to acquire and integrate businesses that complement our existing operations. Though we did not acquire any businesses during 2015, we expect to do so in the future. We account for business combinations using the purchase method of accounting and allocate the purchase price of each acquired business to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value at the purchase date. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill.
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

Stock-Based Compensation
We measure stock-based compensation expense at fair value and generally recognize the corresponding compensation expense, net of estimated forfeitures, on a straight-line basis over the service period during which awards are expected to vest. Forfeiture rates are estimated periodically based on historical experience and adjusted in subsequent periods for differences in actual forfeitures from those estimates.
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

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Consolidated Statements of Operations Data:
Net revenues	$249,115	$264,683	$209,836
Costs and expenses:
Cost of net revenues	19,904	18,617	13,049
Product development	51,580	47,882	30,566
Sales and marketing	99,380	90,062	70,303
General and administrative	39,813	42,343	28,583
Amortization of purchased intangible assets	10,664	12,243	12,081
Other operating expenses	4,616	4,065	2,525
Total costs and expenses	225,957	215,212	157,107
Income from operations	23,158	49,471	52,729
Other income (expense):
Interest expense, net	(1,988)	(1,981)	(2,980)
Other income (expense), net	(315)	(1,102)	672
Income before income taxes	20,855	46,388	50,421
Provision for income taxes	(9,007)	(19,423)	(18,891)
Net income	$11,848	$26,965	$31,530

	Year Ended December 31,
	2015	2014	2013
Consolidated Statements of Operations Data as Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of net revenues	8.0	7.0	6.2
Product development	20.7	18.1	14.6
Sales and marketing	39.9	34.0	33.5
General and administrative	16.0	16.0	13.6
Amortization of purchased intangible assets	4.3	4.6	5.8
Other operating expenses	1.9	1.6	1.2
Total costs and expenses	90.7	81.3	74.9
Income from operations	9.3	18.7	25.1
Other income (expense):
Interest expense, net	(0.8)	(0.7)	(1.4)
Other income (expense), net	(0.1)	(0.5)	0.3
Income before income taxes	8.4	17.5	24.0
Provision for income taxes	(3.6)	(7.3)	(9.0)
Net income	4.8%	10.2%	15.0%

Net Revenues

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Net Revenues by Source:
Desktop online transactions	$173,922	$219,593	$190,861
Mobile online transactions	24,406	15,686	6,010
Online transactions	198,328	235,279	196,871
Advertising and in-store	50,787	29,404	12,965
Total net revenues	$249,115	$264,683	$209,836
Percentage of Net Revenues by Source:
Desktop online transactions	69.8%	83.0%	91.0%
Mobile online transactions	9.8	5.9	2.8
Online transactions	79.6	88.9	93.8
Advertising and in-store	20.4	11.1	6.2
Total percentage of net revenues	100.0%	100.0%	100.0%
Net Revenues by Geography:
U.S.	$195,788	$206,865	$166,532
International	53,327	57,818	43,304
Total net revenues	$249,115	$264,683	$209,836
Percentage of Net Revenues by Geography:
U.S.	78.6%	78.2%	79.4%
International	21.4	21.8	20.6
Total percentage of net revenues	100.0%	100.0%	100.0%

2015 compared to 2014. Net revenues decreased by $15.6 million, or 5.9%, for the year ended December 31, 2015 compared to the year ended December 31, 2014.
The overall decrease in net revenues was driven by a $45.7 million, or 20.8%, decrease in desktop online transaction net revenues, partially offset by a $8.7 million, or 55.6%, increase in mobile online transaction net revenues and a $21.4 million, or 72.7%, increase in our advertising and in-store net revenues. The decrease in our desktop online transaction net revenues was primarily caused by a 15.8% decrease in the total volume of visits to our desktop websites and was further driven by deterioration in the average commission rate paid to us. The growth in our mobile online transaction net revenues was primarily driven by a 50.8% increase in visits to our mobile websites, as well as improved monetization driven by an increase in the percentage of visits, including the incremental visits in the period, that resulted in a paid transaction. The growth in our advertising and in-store net revenues was primarily due to the expansion and efforts of our direct sales force as well as improvements to the usability and functionality enhancements of our in-store product.
2014 compared to 2013. Net revenues increased by $54.8 million, or 26.1%, for the year ended December 31, 2014 compared to the year ended December 31, 2013.
The overall increase in net revenues was driven by a $28.7 million, or 15.1%, increase in desktop online transaction net revenues, as well as an $9.7 million, or 161.0%, increase in mobile online transaction net revenues and a $16.4 million, or 126.8%, increase in our advertising and in-store net revenues. The increase in our desktop online transaction net revenues was primarily caused by an 8.6% increase in the total volume of visits to our desktop websites, as well as improved monetization driven by an increase in the percentage of visits that resulted in a paid transaction. The growth in our mobile online transaction net revenues was primarily driven by a 96.4% increase in visits to our mobile websites, as well as improved monetization driven by an increase in the percentage of visits, including the incremental visits in the period, that resulted in a paid transaction. The growth in our advertising and in-store net revenues was primarily due to the expansion and efforts of our direct sales force as well as improvements to the usability and functionality enhancements of our in-store product.

Cost of Net Revenues

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Cost of net revenues	$19,904	$18,617	$13,049
Percentage of net revenues	8.0%	7.0%	6.2%
2015 compared to 2014. For the year ended December 31, 2015, cost of net revenues increased by $1.3 million, or 6.9%, compared to the year ended December 31, 2014. This increase was largely attributable to a $0.4 million increase in personnel costs and a $0.4 million increase in website operating costs. We increased website operating costs to expand capacity and improve the performance and scalability of our websites and mobile applications.
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

Product Development

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Product development	$51,580	$47,882	$30,566
Percentage of net revenues	20.7%	18.1%	14.6%
2015 compared to 2014. For the year ended December 31, 2015, product development expense increased by $3.7 million, or 7.7%, compared to the year ended December 31, 2014. This increase was primarily attributable to a $3.9 million increase in personnel costs. We increased personnel in order to enhance the functionality of, and develop new features and products for, our websites and mobile applications, and to strengthen our reporting and analytics capabilities. Additionally, fees for third-party data storage and hosting services increased by $2.2 million. These increases were partially offset by an increase of $2.6 million in the amount of internally developed software and website development costs capitalized, net of depreciation expense recognized during the period, in 2015 as compared to 2014. The capitalized costs relate primarily to infrastructure development to enhance our advertising and in-store products, personalization capabilities and content quality and delivery capabilities.
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

Sales and Marketing

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Sales and marketing	$99,380	$90,062	$70,303
Percentage of net revenues	39.9%	34.0%	33.5%
2015 compared to 2014. For the year ended December 31, 2015, sales and marketing expense increased by $9.3 million, or 10.3%, compared to the year ended December 31, 2014. This increase was primarily attributable to a $6.2 million increase in personnel costs. We increased personnel in order to continue the expansion of our sales teams to support our business and to further strengthen relationships with leading retailers. Online, brand and other marketing expenses increased by $3.9 million. This increase was primarily attributable to online advertising for brand building, contextual advertising placements and user acquisition efforts. These increases were offset by a $1.1 million decrease in paid search expenses.
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
General and Administrative

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
General and administrative	$39,813	$42,343	$28,583
Percentage of net revenues	16.0%	16.0%	13.6%
2015 compared to 2014. For the year ended December 31, 2015, general and administrative expense decreased by $2.5 million, or 6.0%, compared to the year ended December 31, 2014. This decrease was primarily attributable to a $2.5 million decrease in our provision for doubtful accounts receivable.
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

Amortization of Purchased Intangible Assets

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Amortization of purchased intangible assets	$10,664	$12,243	$12,081
Percentage of net revenues	4.3%	4.6%	5.8%
2015 compared to 2014. For the year ended December 31, 2015, amortization of purchased intangible assets decreased by $1.6 million, or 12.9%, compared to the year ended December 31, 2014. The decrease in amortization expense was due to the expiration of the useful life of certain of the purchased intangible assets as part of our acquisition of the businesses of Actiepagina.nl in March 2013, Ma-Reduc.com in July 2013 and YSL Ventures, Inc. in October 2013.
2014 compared to 2013. For the year ended December 31, 2014, amortization of purchased intangible assets increased by $0.2 million, or 1.3%, compared to the year ended December 31, 2013. The increase in amortization expense was primarily the result of the recognition of amortization expense associated with the addition of purchased intangible assets as part of our acquisitions of the businesses of Actiepagina.nl in March 2013, Ma-Reduc.com in July 2013 and YSL Ventures, Inc. in October 2013. The increases were partially offset by the expiration of the useful life of certain of the purchased intangible assets as part of our acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com in May 2012.
Other Operating Expenses

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Impairment of purchased intangible assets	$2,340	$—	$—
Deferred compensation	2,297	3,978	2,527
Assets disposal (gain) or loss	(21)	87	(2)
Total other operating expenses	$4,616	$4,065	$2,525
2015 compared to 2014. During the years ended December 31, 2015 and 2014, we recognized $2.3 million and $4.0 million, respectively, in deferred compensation charges for our October 2013 acquisition of the business of YSL Ventures, Inc. and our May 2012 acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com. Our obligations to pay the outstanding amounts under these deferred compensation arrangements were contingent upon the continued employment of the selling stockholders and, as a result, have been recorded as deferred compensation, which we amortized over the term of the compensation arrangements with the sellers. The decrease in deferred compensation expense is due primarily to the May 2014 completion of our deferred compensation agreement with the selling stockholders of Bons-de-Reduction.com and Poulpeo.com and the October 2015 completion of our deferred compensation agreement with the selling stockholders of YSL Ventures, Inc.
In October 2015, we decided to no longer support the Bons-de-Reduction.com brand, and we have redirected traffic from Bons-de-Reduction.com to Poulpeo.com. As a result of this impairment indicator, we determined that a complete impairment of the remaining unamortized intangible assets related to Bons-de-Reduction.com was warranted, resulting in an impairment charge of $2.3 million. We did not record any intangible asset impairment charges during the years ended December 31, 2014 and 2013.
2014 compared to 2013. During the years ended December 31, 2014 and 2013, we recognized $4.0 million and $2.5 million, respectively, in deferred compensation charges for our October 2013 acquisition of the business of YSL Ventures, Inc. and our May 2012 acquisition of the businesses of Bons-de-Reduction.com and Poulpeo.com. Our obligations to pay the outstanding amounts under these deferred compensation arrangements are contingent upon the continued employment of the selling stockholders and, as a result, have been recorded as deferred compensation, which we amortize over the term of the compensation arrangements with the sellers.

Other Income (Expense)

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Interest expense, net	$(1,988)	$(1,981)	$(2,980)
Other income (expense), net	(315)	(1,102)	672
2015 compared to 2014. Interest expense, net, remained relatively constant for the year ended December 31, 2015, as compared to the year ended December 31, 2014. The effect on interest expense, net, of an increase in average outstanding principal on our senior debt facility was offset by lower average interest rates on our outstanding debt, due to the repayment during 2014 of seller notes we issued in connection with our acquisitions of businesses.
The decrease in other expense, net is due to a decrease in our net foreign currency exchange loss from $0.9 million in 2014 to $0.4 million in 2015. Our net foreign currency exchange losses in 2015 and 2014 include the offsetting impact of a gain of $0.8 million and $0.2 million, respectively, related to our foreign exchange derivative instruments.
2014 compared to 2013. The decrease in interest expense, net, for the year ended December 31, 2014 is primarily the result of the repayment of seller notes we issued in connection with our acquisitions of businesses. The change in other income (expense), net is due to incurring a net foreign currency exchange loss of $0.9 million in 2014 as compared to a net foreign currency exchange gain of $0.7 million in 2013. Our net foreign currency exchange loss in 2014 includes the offsetting impact of a gain of $0.2 million related to our foreign exchange derivative instruments. We did not enter into any foreign exchange derivative instruments prior to the year ended December 31, 2014.
Income Taxes

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Provision for income taxes	$(9,007)	$(19,423)	$(18,891)
Percentage of net revenues	(3.6)%	(7.3)%	(9.0)%
Effective tax rate	43.2%	41.9%	37.5%
2015 compared to 2014. Our income tax expense for the year ended December 31, 2015 was $9.0 million, or a decrease of 53.6%, compared to income tax expense of $19.4 million for the year ended December 31, 2014. Our effective tax rate was 43.2% and 41.9% during the year ended December 31, 2015 and 2014, respectively. As of December 31, 2015, our effective tax rate differed from the statutory rate primarily due to non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state income taxes and tax charges associated with the implementation of our global corporate restructuring plan, which were partially offset by the effect of different statutory tax rates in foreign jurisdictions, tax credits and the benefit of disqualifying dispositions of incentive stock options. As of December 31, 2014, our effective tax rate differed from the statutory rate primarily due to tax charges associated with the implementation of our global corporate restructuring plan in the first fiscal quarter of 2014, non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state income taxes, which were partially offset by the effect of different statutory tax rates in foreign jurisdictions, tax credits and the benefit of disqualifying dispositions of incentive stock options.
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

Seasonality and Quarterly Results
Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, including seasonal factors and economic cycles that influence consumer purchasing of retail products. Historically, we have experienced the highest levels of visitors to our websites and mobile applications and net revenues in the fourth quarter of the year, which coincides with the winter holiday season in the U.S. and Europe. During the fourth quarter of 2015, we generated net revenues of $83.1 million which represented 33.4% of our net revenues for 2015. This seasonality may not be fully evident in our historical business performance because of our significant growth in prior years and the timing of our acquisitions. For instance, we have entered new markets through international acquisitions and increased the number of paid retailer and performance marketing network relationships. These changes have contributed to the substantial growth in our net revenues and corresponding increases in our operating costs and expenses to support our growth. Further, net revenues from our advertising and in-store products are even more heavily weighted to the fourth quarter of the year. As net revenues from this part of our business grow as a percentage of overall net revenues, for example to 20.4% from 11.1% of overall net revenues for 2015 and 2014, respectively, our seasonality may increase.
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
Liquidity and Capital Resources
Since our inception, we have funded our operations and acquisitions primarily through private placements of our preferred stock, the issuance of equity securities through our initial public offering and follow-on offering, bank borrowings and cash flows from operations. We generated positive cash flow from operations for the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, we had $259.8 million in cash and cash equivalents, compared to $244.5 million at December 31, 2014. At December 31, 2015, certain of our foreign subsidiaries held approximately $16.1 million of our cash and cash equivalents. If these assets were distributed to the U.S., we might be subject to additional U.S. taxes in certain circumstances, subject to an adjustment for foreign tax credits, and foreign withholding taxes. We have not provided for these taxes because we consider these assets to be permanently reinvested in our foreign subsidiaries. We have no plans or intentions to repatriate cumulative earnings of our foreign subsidiaries through December 31, 2015.
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$60,489	$61,395	$31,530
Net cash used in investing activities	(19,217)	(13,049)	(36,896)
Net cash provided by (used in) financing activities	(24,890)	31,444	73,704
Effects of foreign currency exchange rate on cash	(1,095)	(1,189)	401
Net change in cash and cash equivalents	15,287	78,601	68,739
Cash and cash equivalents at beginning of the year	244,482	165,881	97,142
Cash and cash equivalents at end of the year	$259,769	$244,482	$165,881
Net Cash Provided by Operating Activities
Cash provided by operating activities primarily consists of our net income adjusted for certain non-cash items and the effect of changes in operating assets and liabilities. Net cash provided by operating activities was $60.5 million, $61.4 million and $31.5 million during the years ended December 31, 2015, 2014 and 2013, respectively.

During 2015, cash flows from operating activities were primarily generated through net income of $11.8 million, including the impact of depreciation and amortization expense of $17.1 million, stock-based compensation expense of $26.9 million, intangible asset impairment expense of $2.3 million and the amortization of deferred compensation of $2.3 million.
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
During 2013, cash flows from operating activities were primarily generated through net income of $31.5 million, including the impact of depreciation and amortization expense of $14.1 million and stock-based compensation expense of $10.5 million, offset by $23.6 million from changes in cash flows associated with operating assets and liabilities. The changes in cash flows associated with operating assets and liabilities were primarily driven by an increase in accounts receivable of $25.7 million due to our net revenues growth.

Net Cash Used in Investing Activities
Our primary investing activities for the periods presented consist of purchases of property and equipment and other assets, the purchase of a non-marketable investment and business acquisitions. Net cash used in investing activities was $19.2 million, $13.0 million and $36.9 million during the years ended December 31, 2015, 2014 and 2013, respectively.
During 2015, 2014 and 2013, we used $15.2 million, $13.0 million and $8.3 million, respectively, related to the purchase of computer equipment and software, office furniture and fixtures, leasehold improvements, certain capitalized internally developed software and website development costs and domain names. As we expand our business, we intend to purchase additional technology resources and invest in our operating facilities.
During 2015, we used $4.0 million to invest in a non-controlling minority ownership stake in a privately-held marketing technology company in the United States.
During 2013, we used $11.4 million to acquire the business of YSL Ventures, Inc., $15.3 million to acquire the business of Ma-Reduc.com and $1.9 million to acquire the business of Actiepagina.nl in 2013. We may have acquisitions in the future that could have a material impact on our cash flows and operations.
Net Cash Provided by (Used in) Financing Activities
Our primary financing activities for the periods presented consisted of net proceeds from the issuance of shares of our common stock, proceeds from and repayments of our long term debt, the repurchase of our Series 1 common stock and share based payment activity. Net cash used in financing activities was $24.9 million during the year ended December 31, 2015. Net cash provided by financing activities was $31.4 million and $73.7 million for the years ended December 31, 2014 and 2013, respectively.
During 2015, we borrowed $30.0 million under our revolving credit facility. We used $52.9 million of our cash to repurchase our Series 1 common stock. The remainder of our financing activities was primarily composed of proceeds from the issuance of common stock, net of shares withheld for taxes, of $4.2 million, the repayment of a $7.5 million portion of our senior debt and the excess income tax benefit from stock-based compensation and other costs of $1.4 million.
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
Capital Resources
We believe that our existing cash, cash equivalents and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. As of December 31, 2015, we had $72.5 million in long-term debt outstanding, $10.0 million of which is classified as current maturities, and $95.0 million available for borrowing under our revolving credit facility. Our long-term debt and revolving credit facility are more fully described in Note 6 of the Notes to Consolidated Financial Statements under Part II, Item 8: “Financial Statements” of this Annual Report on Form 10-K.
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
In February 2015 our board of directors authorized the repurchase of up to $100 million worth of our Series 1 common stock over a period of up to 24 months. In February 2016, our board of directors authorized the repurchase of an additional $50 million worth of shares of our Series 1 common stock, increasing the total authorized amount under our share repurchase program to $150 million. We have funded, and plan on funding in the future, any purchases under this program from one or a combination of existing cash balances, future cash flow, availability under our revolving credit facility and additional debt financing. During the year ended December 31, 2015, we repurchased 4,323,000 shares of Series 1 common stock at an aggregate purchase price of $52.8 million. During the period between January 1, 2016 and February 5, 2016, we repurchased an additional 2,699,204 shares of Series 1 common stock at an aggregate purchase price of $23.7 million.
Contractual Obligations
The following table summarizes our future contractual obligations as of December 31, 2015:

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Debt obligations (including short-term debt) (1)	$72,500	$10,000	$20,000	$42,500	$—
Operating lease obligations (2)	31,626	3,763	7,459	7,468	12,936
Purchase obligations (3)	9,458	8,824	556	78	—
Total	$113,584	$22,587	$28,015	$50,046	$12,936

(1)
These amounts exclude estimated cash interest payments of approximately $2.2 million in 2016, $2.1 million in 2017, $1.9 million in 2018 and $2.0 million in 2019 (based on applicable interest rates as of December 31, 2015, in the case of variable interest rate debt).

(2)
We lease our principal office facilities, including our headquarters in Austin, Texas, under non-cancellable operating leases. Certain leases contain periodic rent escalation adjustments and renewal and expansion options. We recognize rent expense on a straight-line basis over the lease periods. Operating lease obligations expire at various dates with the latest maturity in 2024. We are also responsible for certain real estate taxes, utilities, and maintenance costs on our office facilities.

(3)	Purchase obligations primarily represent non-cancelable contractual obligations related to content licensing and technology agreements.

Off-Balance Sheet Arrangements
For the years ended December 31, 2015, 2014 and 2013, we did not, and we do not currently, have any off-balance sheet arrangements.
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
In November 2015, the FASB issued new guidance that amends the balance sheet presentation for deferred tax assets and liabilities. The guidance requires that all deferred tax assets and liabilities, and any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance allows either retrospective or prospective application and is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The guidance is not expected to have a material impact on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
We have both U.S. and international operations, and we are exposed to market risks in the ordinary course of our business, including the effect of foreign currency fluctuations, interest rate changes and inflation. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
Foreign Currency Exchange Risk
We transact business in various currencies other than the U.S. dollar, principally the British pound sterling and the Euro, which exposes us to foreign currency risk. Net revenues and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of each of our non-U.S. subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. For 2015 and 2014, approximately 21.4% and 21.8%, respectively, of our net revenues were denominated in such foreign currencies.
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
The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all of our currency exposures as of December 31, 2015, assuming instantaneous and parallel shifts in exchange rates. As of December 31, 2015, our working capital surplus (defined as current assets less current liabilities) subject to foreign currency translation risk was $25.9 million. The potential decrease in net current assets from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates would be $2.6 million. This compares to a working capital surplus subject to foreign currency translation risk of $23.0 million as of December 31, 2014, for which a hypothetical 10% adverse change would have resulted in a potential decrease in net current assets of $2.3 million.
Interest Rate Risk
As of December 31, 2015, we had total notes payable of $72.5 million, consisting of variable interest rate debt based on 3-month LIBOR. Our variable interest rate debt is subject to interest rate risk, because our interest payments will fluctuate with movements in the underlying 3-month LIBOR rate. A 100 basis point change in LIBOR rates would result in an increase in our interest expense of $0.7 million for the next 12 months based on current outstanding borrowings.

Our exposure to market risk on our cash and cash equivalents for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in 2015, 2014, or 2013.
Item 8. Financial Statements.
The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-29 of this Annual Report on Form 10-K.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Our independent registered public accounting firm, which has audited our consolidated financial statements, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their report, which is included in Item 15(a)(1) of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.
Item 11. Executive Compensation
Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence.
Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents Filed with Report

(b)	Financial Statements.

(2)	Financial Statement Schedules.
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
Date: February 19, 2016

RETAILMENOT, INC.

By:	/S/ G. COTTER CUNNINGHAM
G. Cotter Cunningham President and Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints G. Cotter Cunningham and J. Scott Di Valerio, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/S/ G. COTTER CUNNINGHAM	President, Chief Executive Officer (Principal Executive Officer) and Director	February 19, 2016
G. Cotter Cunningham

/S/ J. SCOTT DI VALERIO	Chief Financial Officer (Principal Financial Officer)	February 19, 2016
J. Scott Di Valerio

/S/ THOMAS E. AYLOR	Principal Accounting Officer	February 19, 2016
Thomas E. Aylor

/S/ C. THOMAS BALL	Director	February 19, 2016
C. Thomas Ball

/S/ JEFFREY M. CROWE	Director	February 19, 2016
Jeffrey M. Crowe

/S/ ERIC KORMAN	Director	February 19, 2016
Eric Korman

/S/ JULES A. MALTZ	Director	February 19, 2016
Jules A. Maltz

/S/ GOKUL RAJARAM	Director	February 19, 2016
Gokul Rajaram

/S/ GREG J. SANTORA	Director	February 19, 2016
Greg J. Santora

/S/ BRIAN H. SHARPLES	Director	February 19, 2016
Brian H. Sharples

/S/ TAMAR YEHOSHUA	Director	February 19, 2016
Tamar Yehoshua

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of RetailMeNot, Inc.
We have audited the accompanying consolidated balance sheets of RetailMeNot, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of RetailMeNot, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), RetailMeNot, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Austin, Texas
February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of RetailMeNot, Inc.
We have audited RetailMeNot, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). RetailMeNot, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, RetailMeNot, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of RetailMeNot, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 19, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Austin, Texas
February 19, 2016

RETAILMETNOT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$259,769	$244,482
Accounts receivable (net of allowance for doubtful accounts of $2,905 and $2,356 at December 31, 2015 and 2014, respectively)	67,504	69,603
Prepaids and other current assets, net	13,816	14,930
Total current assets	341,089	329,015
Property and equipment, net	21,382	16,949
Intangible assets, net	61,245	70,819
Goodwill	174,725	176,927
Other assets, net	8,775	5,394
Total assets	$607,216	$599,104
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,713	$5,482
Accrued compensation and benefits	10,136	12,138
Accrued expenses and other current liabilities	7,155	6,110
Income taxes payable	5,109	9,032
Current maturities of long term debt	10,000	10,000
Total current liabilities	41,113	42,762
Deferred tax liability—noncurrent	4,462	3,404
Long term debt	62,500	40,000
Other noncurrent liabilities	7,752	8,183
Total liabilities	115,827	94,349
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and 2014.	—	—
Series 1 common stock: $0.001 par value, 150,000,000 shares authorized; 51,091,393 and 54,253,452 shares issued and outstanding as of December 31, 2015 and 2014, respectively.	51	54
Series 2 common stock: $0.001 par value, 6,107,494 shares authorized; zero shares issued and outstanding as of December 31, 2015 and 2014.	—	—
Additional paid-in capital	495,151	517,421
Accumulated other comprehensive loss	(4,883)	(1,942)
Retained earnings (accumulated deficit)	1,070	(10,778)
Total stockholders’ equity	491,389	504,755
Total liabilities and stockholders’ equity	$607,216	$599,104
See the accompanying notes, which are an integral part of these Consolidated Financial Statements.

RETAILMETNOT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Net revenues	$249,115	$264,683	$209,836
Costs and expenses:
Cost of net revenues	19,904	18,617	13,049
Product development	51,580	47,882	30,566
Sales and marketing	99,380	90,062	70,303
General and administrative	39,813	42,343	28,583
Amortization of purchased intangible assets	10,664	12,243	12,081
Other operating expenses	4,616	4,065	2,525
Total costs and expenses	225,957	215,212	157,107
Income from operations	23,158	49,471	52,729
Other income (expense):
Interest expense, net	(1,988)	(1,981)	(2,980)
Other income (expense), net	(315)	(1,102)	672
Income before income taxes	20,855	46,388	50,421
Provision for income taxes	(9,007)	(19,423)	(18,891)
Net income	$11,848	$26,965	$31,530
Preferred stock dividends on participating preferred stock	—	—	(19,928)
Total undistributed earnings	11,848	26,965	11,602
Undistributed earnings allocated to participating preferred stock	—	—	(5,998)
Net income attributable to common stockholders	$11,848	$26,965	$5,604
Net income per share attributable to common stockholders:
Basic	$0.22	$0.50	$0.24
Diluted	$0.22	$0.49	$0.23
Weighted-average number of common shares used in computing net income per share:
Basic	53,076	53,792	23,074
Diluted	54,099	55,311	25,742
See the accompanying notes, which are an integral part of these Consolidated Financial Statements.

RETAILMETNOT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$11,848	$26,965	$31,530
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(2,941)	(3,480)	2,081
Comprehensive income	$8,907	$23,485	$33,611
See the accompanying notes, which are an integral part of these Consolidated Financial Statements.

RETAILMENOT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Series 1 Common Stock		Series 2 Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2012	947,953	$1	—	$—	$8,579	$(49,410)	$(543)	$(41,373)
Net income	—	—	—	—	—	31,530	—	31,530
Issuance of common stock upon initial public offering, net of offering costs	4,545,454	5	—	—	85,360	—	—	85,365
Issuance of common stock upon follow-on offering, net of offering costs	2,000,000	2	—	—	49,105	—	—	49,107
Conversion of preferred stock to common stock upon initial public offering	38,072,967	38	6,107,494	6	310,165	—	—	310,209
Foreign currency translation adjustment	—	—	—	—	—	—	2,081	2,081
Exercise of common stock warrant	457,796	—	—	—	1	—	—	1
Stock issuances under employee plans, net of shares withheld for taxes	545,206	1	—	—	1,716	—	—	1,717
Stock-based compensation expense	—	—	—	—	10,507	—	—	10,507
Excess income tax benefit from stock-based compensation	—	—	—	—	2,028	—	—	2,028
Accretion of preferred stock dividends	—	—	—	—	—	(19,863)	—	(19,863)
Balance at December 31, 2013	46,569,376	47	6,107,494	6	467,461	(37,743)	1,538	431,309
Net income	—	—	—	—	—	26,965	—	26,965
Foreign currency translation adjustment	—	—	—	—	—	—	(3,480)	(3,480)
Conversion of Series 2 common stock to Series 1 common stock	6,107,494	6	(6,107,494)	(6)	—	—	—	—
Payments of offering costs for follow-on offering	—	—	—	—	(59)	—	—	(59)
Stock issuances under employee plans, net of shares withheld for taxes	1,576,582	1	—	—	13,309	—	—	13,310
Stock-based compensation expense	—	—	—	—	24,518	—	—	24,518
Excess income tax benefit from stock-based compensation and other	—	—	—	—	12,192	—	—	12,192
Balance at December 31, 2014	54,253,452	54	—	—	517,421	(10,778)	(1,942)	504,755
Net income	—	—	—	—	—	11,848	—	11,848
Foreign currency translation adjustment	—	—	—	—	—	—	(2,941)	(2,941)
Stock issuances under employee plans, net of shares withheld for taxes	1,160,941	1	—	—	6,238	—	—	6,239
Repurchase of common stock	(4,323,000)	(4)	—	—	(52,869)	—	—	(52,873)
Stock-based compensation expense	—	—	—	—	26,894	—	—	26,894
Income tax shortfall, net of excess income tax benefit, from stock-based compensation	—	—	—	—	(2,533)	—	—	(2,533)
Balance at December 31, 2015	51,091,393	$51	—	$—	$495,151	$1,070	$(4,883)	$491,389
See the accompanying notes, which are an integral part of these Consolidated Financial Statements.

RETAILMENOT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$11,848	$26,965	$31,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	17,131	15,746	14,112
Stock-based compensation expense	26,894	24,518	10,507
Deferred income tax benefit	(849)	(4,169)	(2,828)
Excess income tax benefit from stock-based compensation and other	(1,374)	(12,192)	(2,028)
Non-cash interest expense	407	603	996
Impairment of assets	2,340	—	—
Amortization of deferred compensation	2,297	3,978	2,527
Other non-cash gains and losses, net	223	1,011	91
Provision for doubtful accounts receivable	783	3,319	180
Changes in operating assets and liabilities:
Accounts receivable, net	161	(14,540)	(25,747)
Prepaid expenses and other current assets, net	(1,123)	(2,904)	(5,873)
Accounts payable	4,035	857	1,209
Accrued expenses and other current liabilities	(3,222)	15,757	9,966
Other noncurrent assets and liabilities	938	2,446	(3,112)
Net cash provided by operating activities	60,489	61,395	31,530
Cash flows from investing activities:
Payments for acquisition of businesses, net of acquired cash	—	(75)	(28,613)
Purchase of property and equipment	(10,903)	(9,498)	(6,487)
Purchase of other assets	(4,337)	(3,476)	(1,796)
Purchase of non-marketable investment	(4,000)	—	—
Proceeds from sale of property and equipment	23	—	—
Net cash used in investing activities	(19,217)	(13,049)	(36,896)
Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	—	—	85,365
Proceeds from follow-on offering, net of offering costs	—	—	49,107
Payments of offering costs for follow-on offering	—	(59)	—
Payments of preferred stock dividends	—	—	(58,682)
Proceeds from notes payable, net of issuance costs	29,950	49,150	33,069
Payments on notes payable	(7,500)	(41,273)	(38,925)
Proceeds from issuance of common stock, net of shares withheld for taxes	4,166	11,454	1,753
Excess income tax benefit from stock-based compensation and other	1,374	12,192	2,028
Payments for repurchase of common stock	(52,873)	(7)	—
Payments of principal on capital lease arrangements	(7)	(13)	(11)
Net cash provided by (used in) financing activities	(24,890)	31,444	73,704
Effect of foreign currency exchange rate on cash	(1,095)	(1,189)	401
Change in cash and cash equivalents	15,287	78,601	68,739
Cash and cash equivalents, beginning of year	244,482	165,881	97,142
Cash and cash equivalents, end of year	$259,769	$244,482	$165,881
Supplemental disclosure of cash flow information
Cash interest payments	$1,643	$2,246	$1,777
Income tax payments, net	$12,304	$10,169	$16,087
Supplemental disclosure of non-cash investing activities
Issuance of notes payable in connection with acquisition	$—	$—	$6,085
Supplemental disclosure of non-cash financing activities
Accretion of preferred stock dividends	$—	$—	$19,928
See the accompanying notes, which are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements
1. Description of Business
We operate a leading digital savings destination connecting consumers with retailers, restaurants and brands, both online and instore. We operate under the RetailMeNot brand in the U.S., VoucherCodes in the U.K. and Poulpeo and Ma-Reduc in France. Our websites, mobile applications, email newsletters and alerts and social media presence enable consumers to search for, discover and redeem relevant digital offers from retailers and brands. Our marketplace features digital offers across multiple product categories, including clothing and shoes; electronics; health and beauty; home and office; travel, food and entertainment; and personal and business services. We believe our investments in digital offer content quality, product innovation and direct retailer relationships allow us to offer a compelling experience to consumers looking to save money, whether online or in-store.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. All significant intercompany transactions and balances have been eliminated.
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
Reclassifications
Certain prior period amounts in the notes to consolidated financial statements have been reclassified to conform to the current year presentation. These changes consisted of a reclassification to the table summarizing our revenue returns reserve. These reclassifications did not impact previously reported amounts in the accompanying consolidated financial statements.
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
Accounts Receivable, Net
Accounts receivable, net represent amounts due from retailers, primarily through various performance marketing networks, for commissions earned on consumer purchases and amounts due for advertising. We record an allowance for doubtful accounts in an amount equal to the estimated probable losses net of recoveries, which are based on an analysis of historical bad debt, current receivables aging and expected future write-offs of uncollectible accounts, as well as an assessment of specific identifiable accounts considered at risk or uncollectible. Accounts receivable are written off against the allowance for doubtful accounts when it is determined that the receivable is uncollectible.

The following table summarizes our allowance for doubtful accounts (in thousands):

	Beginning Balance	Additions Charged to Expense	Write-offs	Ending Balance
Allowance for doubtful accounts:
Year ended December 31, 2013	$933	180	(246)	$867
Year ended December 31, 2014	867	3,319	(1,830)	2,356
Year ended December 31, 2015	2,356	783	(234)	2,905
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
We evaluate the recoverability of goodwill using a two-step impairment process tested at our sole reporting segment level. In the first step, the fair value for our reporting unit is compared to our book value including goodwill. If the fair value is less than the book value, a second step is performed that compares the implied fair value of goodwill to the book value of the goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the sole reporting segment and the net fair value of the identifiable assets and liabilities excluding goodwill. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment charge in the consolidated statements of operations. We did not record any goodwill impairment charges during the years ended December 31, 2015, 2014 and 2013.

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

We estimate and record a reserve based upon actual, historical return rates as reported to us by the paid retailers to provide for end-user cancellations or product returns, which may not be reported by the paid retailer or performance marketing network until a subsequent date. As such, we report commission revenues net of the estimated returns reserve. Net revenues are reported net of sales taxes, where applicable. The following table summarizes our revenue returns reserve (in thousands):

	Beginning Balance	Provision for Returns	Returns	Ending Balance
Revenue returns reserve:
Year ended December 31, 2013	$1,638	$12,519	$(10,335)	$3,822
Year ended December 31, 2014	3,822	14,566	(15,168)	3,220
Year ended December 31, 2015	3,220	14,144	(14,155)	3,209
Our payment arrangements with paid retailers are both direct and through performance marketing networks, which act as intermediaries between the paid retailers and us. No paid retailer individually accounted for more than 10% of net revenues or accounts receivable for any of the years ended December 31, 2015, 2014 and 2013.
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
Advertising Expenses
We expense all advertising costs as incurred. Advertising expenses included in sales and marketing expense were $23.4 million, $23.1 million and $22.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Foreign Currency
Our operations outside of the U.S. generally use the local currency as their functional currency. Assets and liabilities for these operations are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average exchange rates for the period. Foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss) in our consolidated statements of comprehensive income. Gains and losses from foreign currency denominated transactions, which were a $0.4 million loss, net, in 2015, a $0.9 million loss, net, in 2014 and a $0.7 million gain, net, in 2013, are recorded in other income (expense), net in our consolidated statements of operations.
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
We have entered into a derivative instrument to hedge certain exposures of non-functional currency denominated intercompany loans and may enter into further such instruments in the future. We have not elected to apply hedge accounting or hedge accounting does not apply. Gains and losses resulting from a change in fair value for these derivatives are reflected in the period in which the change occurs and are recorded in other income (expense), net in our consolidated statement of operations. During the years ended December 31, 2015 and 2014, we recorded gains of $0.8 million and $0.2 million, respectively, related to our foreign exchange derivative instruments. The fair value and notional principal amount of our outstanding foreign exchange derivative instrument as of December 31, 2015 are $0.0 million and $6.3 million, respectively, compared to the fair value and notional principal amount as of December 31, 2014 of $0.0 million and $9.0 million, respectively. We did not enter into any foreign exchange derivative instruments prior to the year ended December 31, 2014.
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
In November 2015, the FASB issued new guidance that amends the balance sheet presentation for deferred tax asses and liabilities. The guidance requires that all deferred tax assets and liabilities, and any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance allows either retrospective or prospective application and is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The guidance is not expected to have a material impact on our consolidated financial statements.

3. Goodwill and Other Intangible Assets
Changes in our goodwill balance for the years ended December 31, 2015 and 2014 are summarized in the table below (in thousands).

Balance at December 31, 2013	$179,659
Acquired in business combinations	75
Foreign currency translation adjustment	(2,807)
Balance at December 31, 2014	176,927
Acquired in business combinations	—
Foreign currency translation adjustment	(2,202)
Balance at December 31, 2015	$174,725
Intangible assets consisted of the following as of December 31, 2015 and 2014 (in thousands):

	Weighted- Average Amortization Period (Months)	Estimated Useful Life (Months)	Balance at December 31, 2015
			Gross	Accumulated Amortization	Impairment Expense	Net
Customer relationships	180	180	$16,082	$(5,496)	$(243)	$10,343
Marketing-related	154	48-180	80,745	(28,755)	(2,068)	49,922
Contract-based	58	12-60	19,755	(18,746)	(29)	980
Technology-based	12	12	7,643	(7,643)	—	—
Total intangible assets			$124,225	$(60,640)	$(2,340)	$61,245

	Weighted- Average Amortization Period (Months)	Estimated Useful Life (Months)	Balance at December 31, 2014
			Gross	Accumulated Amortization	Impairment Expense	Net
Customer relationships	180	180	$16,156	$(4,439)	$—	$11,717
Marketing-related	160	48-180	77,379	(22,636)	—	54,743
Contract-based	58	12-60	19,808	(15,449)	—	4,359
Technology-based	12	12	7,773	(7,773)	—	—
Total intangible assets			$121,116	$(50,297)	$—	$70,819
In October 2015, we decided to no longer support the Bons-de-Reduction.com brand. We have redirected traffic from Bons-de-Reduction.com to Poulpeo.com, and do not expect Bons-de-Reduction.com to provide additional income. As a result, we determined that a complete impairment of the remaining unamortized intangible assets associated with Bons-de-Reduction was warranted, resulting in an impairment charge of $2.3 million, which is included in other operating expenses. We did not record any intangible asset impairment charges during the years ended December 31, 2014 and 2013.
As of December 31, 2015 and 2014, the weighted-average amortization period for definite-lived intangible assets was 11.1 and 11.4 years, respectively. Estimated amortization of intangible assets for the five years subsequent to December 31, 2015 and thereafter is as follows (in thousands):

2016	$7,812
2017	7,792
2018	7,580
2019	6,744
2020	5,287
Thereafter	26,030
$61,245

4. Property and Equipment, Net
Property and equipment consisted of the following as of December 31, 2015 and 2014 (in thousands):

	Estimated Useful Life (Years)	December 31,
		2015	2014
Computer hardware	3	$3,078	$2,583
Purchased software	3	2,923	1,319
Office equipment	3	620	565
Internally developed software and website development costs	2-3	9,471	2,612
Office furniture and fixtures	5	5,149	4,487
Leasehold improvements	5	12,873	11,872
Gross property and equipment		34,114	23,438
Less: Accumulated amortization and depreciation		(12,732)	(6,489)
Net property and equipment		$21,382	$16,949
Depreciation and amortization expense related to property and equipment was $6.5 million, $3.5 million and $2.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts includes $1.8 million and $0.1 million of depreciation expense on internally developed software and website development costs for the years ended December 31, 2015 and 2014, respectively. Included within internally developed software and website development costs capitalized during the years ended December 31, 2015 and 2014 is $1.1 million and $0.4 million of capitalized stock-based compensation expense. We did not capitalize or recognize any depreciation expense related to any internally developed software and website development costs prior to the year ended December 31, 2014.
We recorded no impairment of property and equipment and recorded no significant gains or losses on the disposal of property and equipment during the years ended December 31, 2015, 2014 and 2013, respectively.

5. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Marketing and professional services	$3,576	$2,606
Taxes other than income taxes	1,576	1,398
Interest payable	416	50
Other	1,587	2,056
	$7,155	$6,110
6. Long Term Debt
Long-term debt consisted of the following as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Senior secured note due 2019—average interest rate of 2.1% and 2.9% for the years ended December 31, 2015 and 2014, respectively.	$42,500	$50,000
Senior revolving credit facility due 2019—average interest rate of 1.6% for the year ended December 31, 2015	30,000	—
	72,500	50,000
Less current maturities	(10,000)	(10,000)
Total long-term debt	$62,500	$40,000

Senior Debt
On December 23, 2014, we entered into a second amended and restated revolving credit and term loan agreement with certain lenders, or Senior Debt. The Senior Debt consists of a $125.0 million revolving credit facility, an additional uncommitted revolving credit facility of up to $65.0 million and a $50.0 million term loan facility. On December 31, 2015, we had $95.0 million available for borrowings under the revolving credit facility.
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
The Senior Debt has priority in repayment to all other outstanding debt except certain senior secured notes that we are permitted to issue in the future. We have granted our lenders a security interest in substantially all of our assets, including intellectual property, pursuant to a security agreement and an intellectual property security agreement, except that the security interest shall apply only after the total debt to EBITDA ratio is greater than or equal to 1.50 to 1.00. We are subject to complying with certain financial covenants, including minimum trailing 12 month EBITDA levels, total debt to EBITDA ratio, a fixed charge coverage ratio and a consolidated senior secured debt to EBITDA ratio (each as more fully described in the second amended and restated revolving credit and term loan agreement). The second amended and restated revolving credit and term loan agreement contains customary affirmative and negative covenants and prohibits, among other things and subject to certain exceptions, the incurrence of additional debt, payment of other debt obligations, incurrence of liens, acquisitions of businesses, capital expenditures, sales of businesses or assets, payment of dividends, repurchases of our capital stock, making loans or advances and certain other restrictions. The exceptions to the foregoing include capital expenditures of up to $20 million in any fiscal year and our right to repurchase up to $100 million of our outstanding capital stock, each subject to certain conditions set forth in the second amended and restated revolving credit and term loan agreement. The second amended and restated revolving credit and term loan agreement also contains customary events of default including, among others, payment defaults, breaches of covenants, bankruptcy and insolvency events, cross defaults with certain material indebtedness, judgment defaults, change of control and breaches of representations and warranties.

Future maturities of debt as of December 31, 2015 are as follows (in thousands):

Year Ended December 31,
2016	$10,000
2017	10,000
2018	10,000
2019	42,500
$72,500

Debt Issuance Costs
Amortization of deferred financing costs was $0.4 million, $0.4 million and $0.4 million during the years ended December 31, 2015, 2014 and 2013, respectively. In addition, during the years ended December 31, 2015, 2014 and 2013 we recognized $0.0 million, $0.2 million and $0.6 million write-offs, respectively, of unamortized deferred financing costs associated with amendments to our senior debt facility.
7. Commitments and Contingencies
Operating Leases
We lease office space, including our corporate headquarters in Austin, Texas, under non-cancelable operating leases. Rent expense under these operating leases was $6.1 million, $4.9 million and $3.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
We are responsible for paying our proportionate share of the actual operating expenses and real estate taxes under certain of these lease agreements. These operating expenses are not included in the table below. Future minimum lease payments under non-cancelable operating leases (including rent escalation clauses) with terms in excess of one year as of December 31, 2015 are as follows (in thousands):

Year Ended December 31,
2016	$3,763
2017	3,828
2018	3,631
2019	3,626
2020	3,842
Thereafter	12,936
$31,626

Contractual Obligations
As of December 31, 2015, we had purchase obligations of approximately $9.5 million that primarily relate to contracts for non-cancellable services. The obligations are due and payable as follows (in thousands):

Year Ended December 31,
2016	$8,824
2017	516
2018	40
2019	39
2020	39
$9,458
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
8. Stockholders’ Equity and Stock-Based Compensation
Common Stock
All share and per share information for all periods presented has been adjusted to reflect the effect of a four-for-one reverse stock split in June 2013. Our certificate of incorporation authorizes shares of stock as follows: 150,000,000 shares of Series 1 common stock, 6,107,494 shares of Series 2 common stock, and 10,000,000 shares of preferred stock. The common and preferred stock have a par value of $0.001 per share. As of December 31, 2015 and 2014, 51,091,393 and 54,253,452 shares of Series 1 common stock were outstanding, respectively. As of both December 31, 2015 and 2014, zero shares of Series 2 common stock were outstanding.
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
Share Repurchase
In February 2015, our board of directors authorized the repurchase of up to $100 million worth of shares of our Series 1 common stock over a period of up to 24 months. During the year ended December 31, 2015, we repurchased 4,323,000 shares of Series 1 common stock at an aggregate purchase price of $52.8 million.
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
2013 Employee Stock Purchase Plan
The rights to purchase common stock granted under the 2013 Purchase Plan are intended to be treated as either (i) purchase rights granted under an "employee stock purchase plan," as that term is defined in Section 423(b) of the Internal Revenue Code (the "423(b) Plan"), or (ii) purchase rights granted under an employee stock purchase plan that is not subject to the terms and conditions of Section 423(b) of the Internal Revenue Code (the "Non-423(b) Plan"). We will retain the discretion to grant purchase rights under either the 423(b) Plan or the Non-423(b) Plan. Eligible employees may purchase a limited number of shares of common stock at no less than 85% of the fair market value of a share of common stock at prescribed purchase intervals during an offering period. Each offering period will be comprised of a series of one or more successive and/or overlapping purchase intervals and has a maximum term of 24 months. During 2015, 2014 and 2013 we issued 208,252, 111,402 and zero shares of common stock, respectively, under the 2013 Purchase Plan to our employees. The weighted-average fair value for purchase rights granted in 2015 under the 2013 Purchase Plan was $5.36 per share.
2013 Equity Incentive Plan
Under our 2013 Plan, the following awards types may be granted: stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards. To date we have granted non-statutory stock options and restricted stock units. Restricted stock units represent rights to receive shares of our Series 1 common stock at a future date without payment of a purchase price. Holders of restricted stock units have no voting rights or rights to receive cash dividends unless and until shares of Series 1 common stock are issued in settlement of such awards. The compensation committee of our board of directors, or a committee appointed by the compensation committee, determines the term of the option, option price, number of shares for which each option and restricted stock unit is granted, whether restrictions will be imposed on the shares subject to the option or restricted stock unit, and the vesting period for each option and restricted stock unit. Awards granted under the 2013 Plan generally vest over four years. The term of each option is no more than ten years from grant date.

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
Stock-based compensation expense for all employee share-based payment awards is based upon the grant date fair value. We recognize compensation costs, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for differences in actual forfeitures from our previous estimates. We recorded $26.9 million, $24.5 million and $10.5 million of stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013, respectively. We include stock-based compensation expense in cost and expenses consistent with the classification of respective employees’ cash compensation in the consolidated statements of operations.

The fair value of stock options granted during the years ended December 31, 2015, 2014 and 2013 was estimated on the grant date using the Black-Scholes-Merton option pricing model. The weighted-average assumptions for stock options granted are outlined in the following table:

	Year Ended December 31,
	2015	2014	2013
Expected volatility	50.62%	56.39%	60.27%
Expected term (in years)	6	6	6
Risk-free rate of return	1.76%	1.94%	1.34%
Expected dividend yield	—	—	—
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

The following tables summarize the stock option activity of our 2007 Plan and 2013 Plan for the years ended December 31, 2015, 2014 and 2013:

Stock Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual (Years)	Aggregate Intrinsic Value (in thousands)	Weighted- Average Fair Value (per share)
Outstanding at December 31, 2012	4,672,510	$7.26	9.0	$52,588	$4.29
Granted	1,983,785	22.06			12.29
Exercised	(544,852)	3.70			3.54
Forfeited	(416,620)	11.46			7.05
Outstanding at December 31, 2013	5,694,823	$12.45	8.4	$94,474	$8.03
Granted	863,600	32.46			17.50
Exercised	(1,453,809)	8.00			5.31
Forfeited	(432,285)	19.36			11.53
Outstanding at December 31, 2014	4,672,329	$16.90	7.9	$15,799	$10.30
Granted	1,300,387	15.12			7.45
Exercised	(687,880)	8.53			6.31
Forfeited	(1,281,820)	21.99			12.64
Outstanding at December 31, 2015	4,003,016	$16.13	7.4	$5,625	$9.32
Vested at December 31, 2015 and expected to vest	3,606,226	$15.89	7.2	$5,577
Exercisable at December 31, 2015	2,358,007	$14.14	6.5	$5,470
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2015, 2014 and 2013, respectively. The aggregate intrinsic value is determined by the fair value of our common stock and the per-share grant price.

The following table summarizes the restricted stock unit activity of the 2013 Plan for the years ended December 31, 2015, 2014 and 2013:

Restricted Stock Units	Number of Shares	Weighted- Average Remaining Vesting Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	—	—	—
Granted	54,579
Issued	(500)
Cancelled or Expired	—
Outstanding at December 31, 2013	54,079	3.7	$1,557
Granted	1,621,593
Issued	(19,040)
Cancelled or Expired	(107,212)
Outstanding at December 31, 2014	1,549,420	1.8	$22,653
Granted	2,901,042
Issued	(388,048)
Cancelled or Expired	(940,027)
Outstanding at December 31, 2015	3,122,387	1.7	$30,974
Outstanding at December 31, 2015 and expected to vest	2,132,717	1.7	$21,157

The weighted average fair value at the date of grant for restricted stock units was $14.87 and $30.35 for the years ended December 31, 2015 and 2014, respectively.
The following table summarizes additional stock option and restricted stock unit values (in thousands):

	Year Ended December 31,
	2015	2014	2013
Intrinsic value of stock options exercised	$6,119	$39,641	$10,663
Intrinsic value of restricted stock units that vested	5,552	310	17
Grant date fair value of stock options exercised	4,337	7,720	1,929
Grant date fair value of restricted stock units that vested	11,739	567	17
As of December 31, 2015, $41.0 million of total unrecognized compensation cost related to stock options and restricted stock units is expected to be recognized over a weighted-average period of 2.7 years. As of December 31, 2015, 4,142,461 shares of our Series 1 common stock were available for grant under the 2013 Plan.
As of December 31, 2015, we had reserved shares of common stock for future issuance as follows (in thousands):

2007 Stock Incentive Plan	2,163
2013 Stock Incentive Plan	9,105
2013 Employee Stock Purchase Plan	1,310
12,578
9. Earnings Per Share
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
The rights of the holders of Series 1 and Series 2 common stock are identical, except with respect to voting. Each share of Series 1 and Series 2 common stock is entitled to one vote per share; however holders of Series 2 common stock are not entitled to vote in connection with the election of the members of our board of directors. Shares of Series 2 common stock may be converted into shares of Series 1 common stock at any time at the option of the stockholder. As of December 31, 2015, no shares of Series 2 common stock were outstanding.
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
The following table sets forth the computation of basic and diluted earnings per share of common stock (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator
Net income	$11,848	$26,965	$31,530
Preferred stock dividends on participating preferred stock	—	—	(19,928)
Total undistributed earnings	11,848	26,965	11,602
Undistributed earnings allocated to participating preferred stock	—	—	(5,998)
Net income attributable to common stockholders	$11,848	$26,965	$5,604
Denominator
Weighted average common shares outstanding - basic	53,076	53,792	23,074
Dilutive effect of stock options, restricted stock units, and Employee Stock Purchase Plan shares	1,023	1,519	2,668
Weighted average common shares outstanding - diluted	54,099	55,311	25,742
Net income per share attributable to common stockholders:
Basic	$0.22	$0.50	$0.24
Diluted	$0.22	$0.49	$0.23
The following common equivalent shares were excluded from the diluted net income per share calculation, as their inclusion would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock options	2,937	1,538	112
Restricted stock units	983	839	—
Employee Stock Purchase Plan shares	175	34	—
Total	4,095	2,411	112

10. Fair Value Measurements
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market deposit accounts	$160,566	$—	$—	$160,566
Foreign exchange forward contract	$—	$19	$—	$19

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Money market deposit account	$170,196	$—	$—	$170,196
Liabilities:
Foreign exchange forward contract	$—	$—	$—	$—
Money market deposit accounts are reported on our consolidated balance sheets as cash and cash equivalents and derivative instruments are reported on our consolidated balance sheets as either prepaid assets and other current assets, net or accrued expenses and other current liabilities.
The fair value of our derivative instruments has been determined using pricing models that take into account the underlying contract terms, as well as all applicable inputs, such as currency rates. The derivative instruments have a fair value of $0.0 million and $0.0 million as of December 31, 2015 and 2014, respectively, because we entered into such instruments on those period-ending dates.
Our other financial instruments consist primarily of accounts receivable, accounts payable, accrued liabilities and notes payable. The carrying value of these assets and liabilities approximate their respective fair values as of December 31, 2015 and 2014 due to the short-term maturities, or in the case of our long-term notes payable, based on the variable interest rate feature.
As of December 31, 2015, we recorded a fair value adjustment to the identified intangible assets associated with one of our websites, Bons-de-Reduction.com, resulting in $2.3 million in impairment expense. See Note 3, “Goodwill and Other Intangible Assets.” As of December 31, 2014 and 2013, no significant fair value adjustments were required for nonfinancial assets and liabilities.
11. Income Taxes
The components of pretax income for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$15,537	$37,671	$42,189
Foreign	5,318	8,717	8,232
Total	$20,855	$46,388	$50,421

The components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$4,666	$16,291	$16,627
State	888	1,312	1,187
Foreign	4,302	5,989	3,905
Total current	9,856	23,592	21,719
Deferred:
Federal	965	(3,090)	(1,161)
State	36	(384)	65
Foreign	(1,850)	(695)	(1,732)
Total deferred	(849)	(4,169)	(2,828)
Total provision for income taxes	$9,007	$19,423	$18,891

Cash paid for taxes, net of refunds, was $12.3 million, $10.2 million and $16.1 million during 2015, 2014 and 2013, respectively.
Our provision for income taxes attributable to continuing operations differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Tax at U.S. statutory rate	$7,299	$16,236	$17,647
State tax provision, net of federal benefit	596	882	999
Stock-based compensation	1,134	661	1,701
Foreign tax rate differential	(775)	(2,734)	(1,038)
Research and development credits	(1,607)	(2,026)	(649)
Tax effects of corporate restructuring	825	3,475	—
Non-deductible expenses	1,044	1,640	1,053
Net increase in valuation allowance	525	999	—
Other	(34)	290	(822)
Income tax provision	$9,007	$19,423	$18,891

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred taxes are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Reserves and allowances	$2,485	$2,358
Tax carryforwards	1,524	1,332
Accrued expenses	1,296	1,319
Stock-based compensation	9,044	7,248
Deferred rent	1,277	1,360
Other	494	711
Total deferred tax assets	16,120	14,328
Deferred tax liabilities:
Property and equipment	(4,954)	(3,550)
Intangibles	(9,475)	(8,769)
Other	(357)	(777)
Total deferred tax liabilities	(14,786)	(13,096)
Valuation allowance	(1,524)	(999)
Net deferred tax asset (liability)	$(190)	$233
A valuation allowance is established if, based on the Company’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized. We recorded a valuation allowance of approximately $1.5 million and $1.0 million at December 31, 2015 and 2014, respectively, related to the uncertainty of the utilization of certain state research and development tax credit carryforwards.
As of December 31, 2015, we had state research and development tax credit carryforwards of $1.9 million. These carryforwards expire between 2033 and 2035 if not utilized. As of December 31, 2015 and 2014, no provision has been made for U.S. income taxes and foreign withholding taxes related to undistributed earnings of our foreign subsidiaries of approximately $13.4 million, as those earnings are considered to be permanently reinvested outside the United States. As of both December 31, 2015 and 2014, we did not have an unrecognized deferred tax liability related to undistributed earnings of our foreign subsidiaries, as we have incurred foreign taxes during our 2014 global corporate restructuring which, if repatriated, would generate foreign tax credits sufficient to reduce additional taxes on repatriated earnings.
The exercise of certain of our stock options results in taxable compensation, which is includable in the taxable income of the exercising option holder and which we can deduct from our taxable income for federal and state income tax purposes. Such compensation results from increases in the fair value of our common stock subsequent to the date of grant of the exercised stock options. Option-related excess tax benefits (tax deduction over cumulative book deduction) are recorded as an increase to additional paid-in capital, while option-related tax deficiencies (cumulative book deduction over tax deduction) are recorded as a decrease to additional paid-in capital to the extent of our additional paid-in capital option pool, then to the income tax provision. For the year ended December 31, 2015, we recorded a decrease to additional paid-in capital of $2.5 million. For the years ended December 31 2014 and 2013, we recorded increases to additional paid-in capital of $11.1 million and $2.0 million, respectively.

We follow the guidance on accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 were as follows, excluding interest and penalties (in thousands):

Balance at December 31, 2012	$—
Increases for tax positions related to the current year	282
Increases for tax positions related to prior years	948
Balance at December 31, 2013	$1,230
Increases for tax positions related to the current year	2,269
Increases for tax positions related to prior years	513
Decreases for tax positions related to prior years	(73)
Lapses in statutes of limitations	(10)
Balance at December 31, 2014	$3,929
Increases for tax positions related to the current year	387
Increases for tax positions related to prior years	113
Decreases for tax positions related to prior years	(704)
Lapses in statutes of limitations	(37)
Balance at December 31, 2015	$3,688

Included in the balance of unrecognized tax benefits at December 31, 2015 are $0.4 million of unrecognized tax benefits that are offset against related deferred tax assets for which a valuation allowance exists. If we were to recognize the unrecognized tax benefits, the benefit would be offset by a change in the valuation allowance and would not have an impact on the effective tax rate.
Our practice is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. In 2015, 2014 and 2013, we recognized interest and penalties of $0.4 million, $0.1 million, and $0.3 million, respectively, within income tax expense on our consolidated statements of operations. Amounts for interest and penalties accrued are included within the related tax liability line in the consolidated balances sheets and were $0.8 million and $0.4 million for the years ended December 31, 2015 and 2014, respectively.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. As of December 31, 2015, in the United States, the tax years 2012 through 2015 remain open to examination in the federal jurisdiction and most state jurisdictions. We are under examination by the Internal Revenue Service for our 2013 tax year. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from this examination. Additionally, various foreign income tax returns are subject to examinations for years 2012 through 2015. For uncertain tax positions as of December 31, 2015, we do not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease within the coming year.
As of December 31, 2015, the unamortized tax effects of corporate restructuring transactions of $0.6 million and $1.8 million are included within “Prepaids and other current assets, net “ and “Other assets, net,” respectively, on the consolidated balance sheet. As of December 31, 2015, the estimated future amortization of the tax effects of corporate restructuring transactions to income tax expense is $0.6 million for 2016 and $1.8 million, cumulatively, for the years 2017 through 2020. These amounts exclude the benefits, if any, for tax deductions in other jurisdictions that we may be entitled to as a result of the related corporate restructuring transactions.

12. Domestic and Foreign Operations
The Company has operations in the U.S. and Europe. Information about these operations is presented below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net Revenues:
U.S.	$195,788	$206,865	$166,532
United Kingdom	36,358	36,752	31,296
Other International	16,969	21,066	12,008
Total Net Revenues	$249,115	$264,683	$209,836

	As of December 31,
	2015	2014
Identifiable tangible long-lived assets:
U.S.	$19,356	$15,494
United Kingdom	617	753
Other International	1,409	702
Total identifiable tangible long-lived assets	$21,382	$16,949
Net revenues attributed to the U.S. and international geographies are based upon the country in which the selling subsidiary of the Company is located.
Identifiable tangible long-lived assets attributed to the U.S. and international geographies are based upon the country in which the asset is located or owned.
13. Employee Benefit Plans
401(k) Plan
We have established a tax-qualified employee savings and retirement plan for all employees in the U.S. who satisfy certain eligibility requirements, including requirements relating to age and length of service. Under our 401(k) plan, employees may elect to reduce their current compensation by up to the statutory limit, $18,000 in 2015, and $17,500 in 2014 and 2013, and have us contribute the amount of this reduction to the 401(k) plan. We currently match up to 58% of employee contributions, but not exceeding $9,275 per employee. Our contributions for the years ended December 31, 2015, 2014 and 2013 were $1.3 million, $1.3 million and $0.9 million, respectively.

14. Related Party Transactions
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

15. Subsequent Events

In February 2016, our board of directors authorized the repurchase of an additional $50 million worth of shares of our Series 1 common stock, increasing the total authorized amount under our share repurchase program implemented in February 2015 to $150 million. The share repurchase program is authorized through February 2017.

During the period between January 1, 2016 and February 5, 2016, we have repurchased an additional 2,699,204 shares of Series 1 common stock at an aggregate purchase price of $23.7 million.
16. Selected Quarterly Financial Data (unaudited)

	For the Three Months Ended:
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share amounts)
Net revenues	$61,270	$59,506	$56,470	$87,437	$60,384	$53,180	$52,412	$83,139
Gross margin	56,840	54,858	51,872	82,496	55,038	48,004	47,901	78,268
Net income (loss)	6,075	4,326	2,528	14,036	4,059	(1,591)	343	9,037
Net income (loss) per share:
Basic	0.11	0.08	0.05	0.26	0.08	(0.03)	0.01	0.17
Diluted	0.11	0.08	0.05	0.26	0.07	(0.03)	0.01	0.17
Weighted-average number of shares used in computing net income (loss) per share:
Basic	53,149	53,791	53,999	54,160	54,029	53,482	53,037	51,782
Diluted	55,562	55,377	55,086	55,041	55,035	53,482	53,744	52,406

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement for the purchase of RetailMeNot.com, dated November 24, 2010.	DRS	377-00145	2.1	April 5, 2013
2.2	Agreement Relating to the Sale and Purchase of the Entire Issued Share Capital of eConversions Limited, dated August 15, 2012.	DRS	377-00145	2.2	April 5, 2013
3.1.1	Fifth Amended and Restated Certificate of Incorporation dated May 9, 2013.	DRS	377-00145	3.1.1	April 5, 2013
3.1.2	Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation, dated September 12, 2013.	DRS	377-00145	3.1.2	April 5, 2013
3.1.3	Second Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation, dated March 8, 2013.	DRS	377-00145	3.1.3	April 5, 2013
3.1.4	Third Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation, dated April 4, 2013.	DRS	377-00145	3.1.4	April 5, 2013
3.1.5	Fourth Certificate of Amendment to Fifth Amended and Restated Certificate of Incorporation, dated June 12, 2013.	S-1	333-189397	3.1.5	June 17, 2013
3.2	Form of Sixth Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-189397	3.2	July 8, 2013
3.3	Bylaws of the Registrant.	S-1/A	333-189397	3.4	July 8, 2013
4.1.1	Third Amended and Restated Investors’ Rights Agreement dated October 28, 2012.	DRS	377-00145	4.1.1	April 5, 2013
4.1.2	Amendment to Third Amended and Restated Investors’ Rights Agreement dated May 10, 2013.	DRS	377-00145	4.1.2	April 5, 2013
4.1.3	Second Amendment to Third Amended and Restated Investors’ Rights Agreement and Waiver of Registration Rights dated December 6, 2013.	S-1/A	333-192632	4.1.3	December 9, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.1	Form of Indemnification Agreement for directors and officers.	DRS/A	377-00145	10.1	May 13, 2013
10.2.1†	2007 Stock Plan and forms of agreement thereunder.	DRS/A	377-00145	10.2.1	May 13, 2013
10.2.2†	First Amendment to the 2007 Stock Plan.	DRS	377-00145	10.2.2	April 5, 2013
10.2.3†	Second Amendment to the 2007 Stock Plan.	DRS	377-00145	10.2.3	April 5, 2013
10.2.4†	Third Amendment to the 2007 Stock Plan.	DRS	377-00145	10.2.4	April 5, 2013
10.2.5†	Fourth Amendment to the 2007 Stock Plan.	DRS	377-00145	10.2.5	April 5, 2013
10.2.6†	Fifth Amendment to the 2007 Stock Plan.	DRS	377-00145	10.2.6	April 5, 2013
10.2.7†	Sixth Amendment to the 2007 Stock Plan.	DRS	377-00145	10.2.7	April 5, 2013
10.3†	Form of the Registrant’s 2013 Bonus Plan for Officers dated May 22, 2013.	DRS	377-00145	10.3	April 5, 2013
10.4.1	Term Loan Agreement by and among Comerica Bank, as administrative agent for the lenders named therein, and the Registrant et al, dated November 24, 2010.	DRS	377-00145	10.4.1	April 5, 2013
10.4.2	First Amendment to Term Loan Agreement.	DRS	377-00145	10.4.2	April 5, 2013
10.4.3	Second Amendment to Term Loan Agreement.	DRS	377-00145	10.4.3	April 5, 2013
10.4.4	Third Amendment to Term Loan Agreement.	DRS	377-00145	10.4.4	April 5, 2013
10.4.5	Fourth Amendment to Term Loan Agreement.	DRS	377-00145	10.4.5	April 5, 2013
10.4.6	Fifth Amendment to Term Loan Agreement.	DRS	377-00145	10.4.6	April 5, 2013
10.4.7	Sixth Amendment to Term Loan Agreement.	DRS	377-00145	10.4.7	April 5, 2013
10.4.8	Amended and Restated Revolving Credit and Term Loan Agreement by and among Comerica Bank, as administrative agent for the lenders named therein, and the Registrant et al, dated July 1, 2013.	S-1/A	333-189397	10.4.8	July 18, 2013
10.4.8.1	First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated December 11, 2013.	S-1/A	333-192632	10.4.8.1	December 11, 2013
10.4.8.2	Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated February 26, 2014.	8-K	001-36005	1.1	March 3, 2014
10.4.8.3	Second Amended and Restated Revolving Credit and Term Loan Agreement, dated December 23, 2014.	8-K	001-36005	1.1	December 29, 2014

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.4.9	Security Agreement by and among Comerica Bank, as administrative agent for the lenders named therein, the Registrant, Spectrawide Acquisition Co., LLC, CSB Acquisition Co., LLC, CLTD Acquisition Co., LLC, Smallponds, LLC, Deals.com, LLC, RNOT, LLC and WSM CV, LLC, dated July 1, 2013.	S-1/A	333-189397	10.4.9	July 18, 2013
10.5	Intellectual Property Security Agreement by and among the Registrant, Comerica Bank, Spectrawide Acquisition Co., LLC, Spectrawide Inc., CSB Acquisition Co., LLC, CLTD Acquisition Co., LLC, Smallponds, LLC, Deals.com, LLC and RMN Acquisition Co., LLC, dated November 24, 2010.	DRS	377-00145	10.5	April 5, 2013
10.5.1	Intellectual Property Security Agreement by and among Comerica Bank, as administrative agent for the lenders named therein, the Registrant, Spectrawide Acquisition Co., LLC, CSB Acquisition Co., LLC, CLTD Acquisition Co., LLC, Smallponds, LLC, Deals.com, LLC, RNOT, LLC and WSM CV, LLC, dated July 1, 2013.	S-1/A	333-189397	10.5.1	July 18, 2013
10.6.1	Lease Agreement by and between the Registrant and NOP 301 Congress LP, dated May 24, 2012.	DRS	377-00145	10.6.1	April 5, 2013
10.6.2	Amendment No. 1 to Lease Agreement by and between the Registrant and NOP 301 Congress LP, dated November 14, 2012.	DRS	377-00145	10.6.2	April 5, 2013
10.6.3	Amendment No. 2 to Lease Agreement by and between the Registrant and NOP 301 Congress LP, dated November 9, 2013.	DRS	377-00145	10.6.3	April 5, 2013
10.6.4	Amendment No. 3 to Lease Agreement by and between the Registrant and NOP 301 Congress LP, dated January 21, 2013.	S-1/A	333-189397	10.6.4	July 16, 2013
10.6.5	Amendment No. 4 to Lease Agreement by and between the Registrant and NOP 301 Congress LP, dated August 19, 2015	8-K	001-36005	10.1	August 25, 2015
10.7.1	Counterpart Lease Agreement by and among Northburgh House Limited, eConversions Limited and RetailMeNot UK Ltd., dated June 24, 2012.	DRS	377-00145	10.7.1	April 5, 2013
10.7.2	Termination of Lease Agreement by and among Northburgh House Limited, eConversions Limited and RetailMeNot UK Ltd., dated February 1, 2013, and effective as of August 10, 2013.	DRS	377-00145	10.7.2	April 5, 2013
10.8.1	Underlease, dated 1/10/07, amongst Billingford Investments Limited, Braiseworth Investments Limited and Carlton Communications Limited, dated January 10, 2007.	DRS	377-00145	10.8.1	April 5, 2013
10.8.2	Agreement for the Assignment of the Underlease, between Carlton Communications Limited and the Registrant, dated March 11, 2013.	DRS	377-00145	10.8.2	April 5, 2013
10.9.1	Lease Agreement by and between MIWIMMO, Société Civile Immobilière (a real estate company) and MIWIM, Société à Responsabilité Limitée (a limited liability company), dated September 23, 2009.	DRS	377-00145	10.9.1	April 5, 2013
10.9.2	Amendment to Lease by and between MIWIMMO, Société Civile Immobilière (a real estate company) and MIWIM, Société à Responsabilité Limitée (a limited liability company), dated December 31, 2010.	DRS	377-00145	10.9.2	April 5, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.10†	Employment Agreement between the Registrant and G. Cotter Cunningham, dated effective as of March 1, 2013.	DRS	377-00145	10.10	April 5, 2013
10.11†	Employment Agreement between the Registrant and Kelli A. Beougher, dated effective as of March 1, 2013.	DRS	377-00145	10.11	April 5, 2013
10.12†	Employment Agreement between the Registrant and Paul M. Rogers, dated effective as of March 1, 2013.	DRS	377-00145	10.13	April 5, 2013
10.13†	Employment Agreement between the Registrant and Louis J. Agnese, III, dated effective as of March 1, 2013.	DRS	377-00145	10.14	April 5, 2013
10.13.1†	Amendment to Employment Agreement between the Registrant and Louis J. Agnese, III dated effective as of October 15, 2013.	S-1	333-192632	10.14.1	December 2, 2013
10.13.2†	Second Amendment to Employment Agreement between the Registrant and Louis J. Agnese, III dated effective as of February 13, 2013.	10-K	001-36005	10.14.2	February 18, 2014
10.14†	Employment Agreement between the Registrant and Jagjit S. Bath, dated effective as of March 1, 2013.	DRS	377-00145	10.15	April 5, 2013
10.15†	Employment Agreement between the Registrant and Jillian L. Balis, dated effective as of March 1, 2013.	DRS	377-00145	10.16	April 5, 2013
10.16	Commission Junction Publisher Service Agreement dated November 16, 2010, as assigned to RNOT, LLC pursuant to the Assignment and Assumption Amendment dated November 24, 2010.	DRS	377-00145	10.17	April 5, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.17	LinkShare Corporation Publisher Membership Agreement, as assigned to the Registrant and RNOT, LLC pursuant to the Consent to Assignment of Agreement dated November 24, 2010.	DRS	377-00145	10.18	April 5, 2013
10.18†	2013 Equity Incentive Plan.	S-1/A	333-189397	10.20	July 8, 2013
10.19†	2013 Employee Stock Purchase Plan.	S-1/A	333-189397	10.21	July 8, 2013
10.20†	Board Offer Letter between the Registrant and Brian H. Sharples, dated as of July 11, 2012.	DRS/A	377-00145	10.22	May 13, 2013
10.21†	Board Offer Letter between the Registrant and Greg J. Santora, dated as of April 24, 2013.	DRS/A	377-00145	10.23	May 13, 2013
10.22†	Employment Agreement between the Registrant and Steven T. Pho, dated effective as of March 1, 2013.	S-1	333-192632	10.24	December 2, 2013
10.22.1†	Amendment to Employment Agreement between the Registrant and Steven T. Pho, dated effective as of October 15, 2013.	S-1	333-192632	10/24/2001	December 2, 2013
10.22.2†	Second Amendment to Employment Agreement between Registrant and Steven T. Pho, dated effective as of February 13, 2013.	10-K	001-36005	10/23/2002	February 18, 2014
10.23†	Employment Agreement between the Registrant and Jonathan B. Kaplan, dated effective as of August 7, 2015.	10-Q	001-36005	10.2	November 6, 2015
10.24†	Employment Agreement between the Registrant and J. Scott Di Valerio, dated effective as of December 29, 2015.	8-K	001-36005	10.1	January 4, 2016
10.25†	Board Offer Letter between the Registrant and Gokul Rajaram, dated as of September 13, 2013.	10-K	001-36005	10.24	February 18, 2014
10.26†	Board Offer Letter between the Registrant and Eric Korman, dated as of August 8, 2014.	10-K	001-36005	10.27	February 25, 2015
10.27†	RetailMeNot, Inc. 2013 Bonus Plan (Director Level & Up).	10-K	001-36005	10.25	February 18, 2014
10.28†	RetailMeNot, Inc. 2014 Bonus Plan.	8-K	001-36005	10.1	February 18, 2014
10.29†	RetailMeNot, Inc. 2015 Bonus Plan.	8-K	001-36005	10.1	February 10, 2015
10.30†	Employment Agreement between the Registrant and Marissa Tarleton, dated effective as of October 5, 2015
10.31†	Employment Agreement between the Registrant and Michael Magaro, dated effective as of November 1, 2015
10.32†	Board Offer Letter between the Registrant and Tamar Yehoshua, dated as of December 7, 2015
14.1	Code of Business Conduct and Ethics.
21.1	List of Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 70 of this Annual Report on Form 10-K).

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
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