Form 10-Q
period 2016-03-31
RetailMeNot, Inc.
filed 2016-05-03
CIK 1475274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,732,087 shares of Series 1 Common Stock, $0.001 par value per share as of April 18, 2016.

RETAILMENOT, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
RETAILMENOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	As of March 31, 2016	As of December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$256,909	$259,769
Accounts receivable (net of allowance for doubtful accounts of $2,756 and $2,905 at March 31, 2016 and December 31, 2015, respectively)	43,772	67,504
Prepaids and other current assets, net	9,743	9,959
Total current assets	310,424	337,232
Property and equipment, net	20,710	21,382
Intangible assets, net	59,538	61,245
Goodwill	175,516	174,725
Other assets, net	6,925	8,040
Total assets	$573,113	$602,624
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,699	$8,713
Accrued compensation and benefits	6,859	10,136
Accrued expenses and other current liabilities	8,219	7,155
Income taxes payable	1,883	5,109
Current maturities of long term debt	10,000	10,000
Total current liabilities	32,660	41,113
Deferred tax liability—noncurrent	3,157	1,498
Long term debt	58,474	60,872
Other noncurrent liabilities	7,786	7,752
Total liabilities	102,077	111,235
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Series 1 common stock: $0.001 par value, 150,000,000 shares authorized; 48,711,631 and 51,091,393 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	49	51
Series 2 common stock: $0.001 par value, 6,107,494 shares authorized; zero shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	474,225	495,151
Accumulated other comprehensive loss	(4,272)	(4,883)
Retained earnings	1,034	1,070
Total stockholders’ equity	471,036	491,389
Total liabilities and stockholders’ equity	$573,113	$602,624
See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net revenues	$54,649	$60,384
Costs and expenses:
Cost of net revenues	5,200	5,346
Product development	12,611	13,320
Sales and marketing	23,325	21,641
General and administrative	10,226	9,570
Amortization of purchased intangible assets	1,954	2,626
Other operating expenses	832	765
Total cost and expenses	54,148	53,268
Income from operations	501	7,116
Other income (expense):
Interest expense, net	(600)	(421)
Other income (expense), net	122	(243)
Income before income taxes	23	6,452
Provision for income taxes	(59)	(2,393)
Net income (loss)	$(36)	$4,059
Net income (loss) per share:
Basic	$0.00	$0.08
Diluted	$0.00	$0.07
Weighted average number of common shares used in computing net income (loss) per share:
Basic	49,188	54,029
Diluted	49,188	55,035
See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(36)	$4,059
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	611	(2,931)
Comprehensive income	$575	$1,128
See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(36)	$4,059
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	3,950	3,926
Stock-based compensation expense	6,582	6,813
Deferred income tax expense	2,229	1,698
Excess income tax benefit from stock-based compensation	(18)	(755)
Non-cash interest expense	102	102
Impairment of assets	834	—
Amortization of deferred compensation	—	768
Other non-cash (gains) losses, net	(1,524)	1,038
Provision for doubtful accounts receivable	149	(252)
Changes in operating assets and liabilities:
Accounts receivable, net	23,552	23,142
Prepaid expenses and other current assets, net	(2,116)	(843)
Accounts payable	(2,924)	376
Accrued expenses and other current liabilities	(5,577)	(10,084)
Other noncurrent assets and liabilities	1,149	634
Net cash provided by operating activities	26,352	30,622
Cash flows from investing activities:
Purchase of property and equipment	(2,155)	(2,332)
Purchase of other assets	(42)	(2)
Proceeds from sale of property and equipment	2	—
Net cash used in investing activities	(2,195)	(2,334)
Cash flows from financing activities:
Proceeds from notes payable, net of issuance costs	—	29,950
Payments on notes payable	(2,500)	—
Proceeds from issuance of common stock, net of tax payments related to net share settlement of equity awards	(1,051)	2,393
Excess income tax benefit from stock-based compensation	18	755
Payments for repurchase of common stock	(23,770)	(24,473)
Payments of principal on capital lease arrangements	—	(3)
Net cash (used in) provided by financing activities	(27,303)	8,622
Effect of foreign currency exchange rate on cash	286	(1,077)
Change in cash and cash equivalents	(2,860)	35,833
Cash and cash equivalents, beginning of period	259,769	244,482
Cash and cash equivalents, end of period	$256,909	$280,315
Supplemental disclosure of cash flow information
Interest payments	$340	$—
Income tax payments	$4,539	$7,438
See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Description of Business
We operate a leading digital savings destination connecting consumers with retailers, restaurants and brands, both online and in-store. We operate under the RetailMeNot brand in the U.S. and portions of the European Union, VoucherCodes in the U.K. and Poulpeo and Ma-Reduc in France. Our websites, mobile applications, email newsletters and alerts and social media presence enable consumers to search for, discover and redeem relevant digital offers from retailers and brands. Our marketplace features digital offers across multiple product categories, including clothing and shoes; electronics; health and beauty; home and office; travel, food and entertainment; and personal and business services. We believe our investments in digital offer content quality, product innovation and direct retailer relationships allow us to offer a compelling experience to consumers looking to save money, whether online or in-store.
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
The accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2015, which are included in our Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other period.
Significant Estimates and Judgments
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net revenues and expenses during the reporting periods. These estimates and assumptions could have a material effect on our future results of operations and financial position. Significant items subject to our estimates and assumptions include stock-based compensation, income taxes, valuation of acquired goodwill and intangible assets, allowance for doubtful accounts, revenue returns reserve, the best estimate of selling prices associated with multiple element revenue arrangement, unrecognized tax benefits, acquisition-related contingent liabilities and the useful lives of property and equipment and intangible assets. As a result, actual amounts could differ from those presented herein.
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
During the first quarter of 2016, we noted circumstances that indicated the carrying amount of internally developed software and website development costs related to certain projects might not be recoverable. As a result, we performed a review for impairment of the costs associated with these projects, and have recognized $0.8 million of impairment expense within other operating expenses on our consolidated statement of operations.
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
We evaluate the recoverability of goodwill using a two-step impairment process tested at our sole reporting segment level. In the first step, the fair value for our reporting unit is compared to our book value including goodwill. If the fair value is less than the book value, a second step is performed that compares the implied fair value of goodwill to the book value of the goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the sole reporting segment and the net fair value of the identifiable assets and liabilities excluding goodwill. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment charge in the consolidated statements of operations. We did not record any goodwill impairment charges during the three months ended March 31, 2016 and the year ended December 31, 2015.
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
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of intangible assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. When such events occur, we compare the carrying amounts of the assets to their undiscounted cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and the fair value. We did not record any intangible asset impairment charges during the three months ended March 31, 2016. During the year ended December 31, 2015, we recorded an intangible assets impairment charge of $2.3 million associated with Bons-de-Reduction.com, a French website we stopped supporting in October 2015.
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
Our payment arrangements with paid retailers are both direct and through performance marketing networks, which act as intermediaries between the paid retailers and us. No paid retailer individually accounted for more than 10% of net revenues or accounts receivable as of and for the three months ended March 31, 2016 and 2015.

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
We have entered into a derivative instrument to hedge certain exposures of non-functional currency denominated intercompany loans and may enter into further such instruments in the future. We have not elected to apply hedge accounting or hedge accounting does not apply. Gains and losses resulting from a change in fair value for these derivatives are reflected in the period in which the change occurs and are recorded in other income (expense), net in our consolidated statement of operations. During the three months ended March 31, 2016, and 2015, we recorded a loss of $0.3 million and a gain of $1.0 million, respectively, related to our foreign exchange derivative instruments. The fair value of our outstanding foreign exchange derivative instrument as of March 31, 2016 and December 31, 2015, the dates on which we entered into those respective instruments, was $0.0 million and $0.0 million, respectively. The notional amount of our outstanding foreign exchange derivative instrument as of March 31, 2016 and December 31, 2015 was $6.3 million and $6.3 million, respectively.
We do not use financial instruments for trading or speculative purposes. Derivative instruments are recorded on the balance sheet at fair value and are short-term in duration. We are exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.

Recent Accounting Pronouncements
Recent Accounting Pronouncements - Recently Adopted

In April 2015, the Financial Accounting Standards Board, or FASB, issued new guidance clarifying whether a customer should account for a cloud computing arrangement as an acquisition of a software license or as a service arrangement by providing characteristics that a cloud computing arrangement must have in order to be accounted for as a software license acquisition. The guidance allows either retrospective or prospective application and is effective for fiscal years beginning after December 15, 2015. The adoption of this guidance in the first quarter of 2016 did not have a material impact on our consolidated financial statements.
In April 2015, the FASB issued new guidance that amends the balance sheet presentation of debt issuance costs. The guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The guidance requires retrospective application and is effective for fiscal years beginning after December 15, 2015. The adoption of this guidance in the first quarter of 2016 resulted in a reclassification of $1.6 million of debt issuance costs associated with our long-term debt as of December 31, 2015 from other assets, net to long term debt in our consolidated financial statements.
In November 2015, the FASB issued new guidance that amends the balance sheet presentation for deferred tax assets and liabilities. The guidance requires that all deferred tax assets and liabilities, and any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance allows either retrospective or prospective application and is effective for fiscal years beginning after December 15, 2016. The early adoption of this guidance in the first quarter of 2016, using retrospective application, resulted in a reclassification as of December 31, 2015 that consisted of a $3.9 million decrease in current deferred tax assets, included within prepaids and other current assets, net, a $0.9 million increase in noncurrent deferred tax assets, included within other assets, net, and a $3.0 million decrease in deferred tax liability—noncurrent.
Recent Accounting Pronouncements - To Be Adopted
In May 2014, the FASB issued new guidance that superseded previously existing revenue recognition requirements. The guidance provides a five-step process to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration expected in exchange for those goods and services. The guidance requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. On July 9, 2015, the FASB deferred the effective date by one year to December 15, 2017 for the first interim period within annual reporting periods beginning after that date, using either a full or modified retrospective application method. Early adoption of the standard is permitted, but not before the first interim period within annual reporting periods beginning after the original effective date of December 15, 2016. We are currently evaluating which of the two retrospective application methods we will use and the effect that the adoption of this guidance will have on our consolidated financial statements.
In February 2016, the FASB issued new guidance that amends the existing accounting standards for lease accounting. The guidance requires lessees to recognize assets and liabilities on their balance sheets for all leases with terms of of more than twelve months. Additionally, the guidance requires new qualitative and quantitative disclosures about leasing activities. The guidance requires a modified retrospective application approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the effect that the adoption of this guidance will have on our consolidated financial statements.
In March 2016, the FASB issued new guidance that amends several aspects of the existing accounting standards for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, using either a prospective or retrospective application method. Early adoption is permitted. We are currently evaluating the effect that the adoption of this guidance will have on our consolidated financial statements.

3. Goodwill and Other Intangible Assets
Changes in our goodwill balance for the year ended December 31, 2015 and the three months ended March 31, 2016 are summarized in the table below (in thousands):

Balance at December 31, 2014	$176,927
Acquired in business combinations	—
Foreign currency translation adjustment	(2,202)
Balance at December 31, 2015	174,725
Acquired in business combinations	—
Foreign currency translation adjustment	791
Balance at March 31, 2016 (unaudited)	$175,516
Intangible assets consisted of the following as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	Weighted- Average Amortization Period (Months)	Estimated Useful Life (Months)	March 31, 2016 (unaudited)
			Gross	Accumulated Amortization	Impairment Expense	Net
Customer relationships	180	180	$15,855	$(5,764)	$—	$10,091
Marketing-related	154	48-180	78,979	(30,423)	—	48,556
Contract-based	58	12-60	19,743	(18,852)	—	891
Technology-based	12	12	7,690	(7,690)	—	—
Total intangible assets			$122,267	$(62,729)	$—	$59,538

	Weighted- Average Amortization Period (Months)	Estimated Useful Life (Months)	December 31, 2015
			Gross	Accumulated Amortization	Impairment Expense	Net
Customer relationships	180	180	$16,082	$(5,496)	$(243)	$10,343
Marketing-related	154	48-180	80,745	(28,755)	(2,068)	49,922
Contract-based	58	12-60	19,755	(18,746)	(29)	980
Technology-based	12	12	7,643	(7,643)	—	—
Total intangible assets			$124,225	$(60,640)	$(2,340)	$61,245
In October 2015, we decided to no longer support the Bons-de-Reduction.com brand. We have redirected traffic from Bons-de-Reduction.com to Poulpeo.com, and do not expect Bons-de-Reduction.com to provide additional income. As a result, we determined that a complete impairment of the remaining unamortized intangible assets associated with Bons-de-Reduction was warranted, resulting in an impairment charge of $2.3 million. We did not record any intangible asset impairment charges during the three months ended March 31, 2016.
4. Commitments and Contingencies
Operating Leases
We lease office space, including our corporate headquarters in Austin, Texas, under non-cancellable operating leases. Rent expense under these operating leases was $1.7 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively.

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

5. Stockholders’ Equity and Stock-Based Compensation
Common Stock
Our certificate of incorporation authorizes shares of stock as follows: 150,000,000 shares of Series 1 common stock, 6,107,494 shares of Series 2 common stock and 10,000,000 shares of preferred stock. The common and preferred stock have a par value of $0.001 per share. As of March 31, 2016 and December 31, 2015, 48,711,631 and 51,091,393 shares of Series 1 common stock were outstanding, respectively. As of March 31, 2016 and December 31, 2015, zero shares of preferred stock and Series 2 common stock were outstanding.
Share Repurchase
In February 2015, our board of directors authorized a share repurchase program. Under the program, we were initially authorized to repurchase shares of Series 1 common stock for an aggregate purchase price not to exceed $100 million. In February 2016, our board of directors authorized an additional $50 million under the repurchase program, bringing the total amount of the program up to $150 million. The repurchase program is authorized through February 2017. During the three months ended March 31, 2016, we repurchased 2,699,204 shares of Series 1 common stock at an aggregate purchase price of $23.7 million, and during the year ended December 31, 2015, we repurchased 4,323,000 shares of Series 1 common stock at an aggregate purchase price of $52.8 million.
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
Under our 2013 Plan, we granted performance stock options and performance restricted stock units during the three months ended March 31, 2016. The fair value of our market-based performance stock options was estimated on the grant date using a Monte Carlo simulation. The fair value of our performance restricted stock units was estimated based on the fair market value of our stock on the grant date and the number of restricted stock units we expect to vest based on our estimate of the achievement of the underlying performance conditions.
We recorded stock-based compensation expense of $6.6 million and $6.8 million for the three months ended March 31, 2016 and 2015, respectively. We include stock-based compensation expense in cost and expenses consistent with the classification of respective employees’ cash compensation in our consolidated statements of operations. Individuals exercised 6,060 and 687,880 stock options during the three months ended March 31, 2016 and the year ended December 31, 2015, respectively. During the three months ended March 31, 2016 and the year ended December 31, 2015 we issued 313,382 and 269,236 shares of Series 1 common stock, respectively, net of shares withheld for taxes, upon the vesting of restricted stock units.
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
6. Earnings Per Share
The rights of the holders of Series 1 and Series 2 common stock are identical, except with respect to voting. Each share of Series 1 and Series 2 common stock is entitled to one vote per share; however holders of Series 2 common stock are not entitled to vote in connection with the election of the members of our board of directors. Shares of Series 2 common stock may be converted into shares of Series 1 common stock at any time at the option of the stockholder. As of March 31, 2016 and 2015, no shares of Series 2 common stock were outstanding.
The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Numerator
Net income (loss)	$(36)	$4,059
Denominator
Weighted average common shares outstanding - basic	49,188	54,029
Dilutive effect of stock options, restricted stock units, and Employee Stock Purchase Plan shares	—	1,006
Weighted average common shares outstanding - diluted	49,188	55,035
Net income (loss) per share:
Basic	$0.00	$0.08
Diluted	$0.00	$0.07

The following common equivalent shares were excluded from the diluted net income (loss) per share calculation, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Stock options	742	2,962
Restricted stock units	1,479	818
Employee Stock Purchase Plan shares	—	385
Total	2,221	4,165

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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2016 (unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Money market deposit accounts	$160,671	$—	$—	$160,671
Liabilities:
Foreign exchange forward contract	$—	$8	$—	$8
	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market deposit accounts	$160,566	$—	$—	$160,566
Foreign exchange forward contract	$—	$19	$—	$19

Money market deposit accounts are reported on our consolidated balance sheets as cash and cash equivalents and derivative instruments are reported on our consolidated balance sheets as either accrued expenses and other current liabilities or prepaid assets and other current assets, net.
The fair value of our derivative instruments has been determined using pricing models that take into account the underlying contract terms, as well as all applicable inputs, such as currency rates. The derivative instruments have a fair value of $0.0 million and $0.0 million as of March 31, 2016 and December 31, 2015, respectively, because we entered into such instruments on those period-ending dates.
Our other financial instruments consist primarily of accounts receivable, accounts payable, accrued liabilities and notes payable. The carrying value of these assets and liabilities approximate their respective fair values as of March 31, 2016 and December 31, 2015 due to the short-term maturities, or in the case of our long term notes payable, based on the variable interest rate feature.
During the three months ended March 31, 2016, we recorded a fair value adjustment to the carrying amount of internally developed software and website development costs related to certain projects, resulting in $0.8 million of impairment expense. See Note 2, “Summary of Significant Accounting Policies.” During the year ended December 31, 2015, we recorded a fair value adjustment to the identified intangible assets associated with one of our websites, Bons-de-Reduction.com, resulting in $2.3 million of impairment expense. See Note 3, “Goodwill and Other Intangible Assets.”
8. Income Taxes
Our quarterly tax provision is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, we update our estimate of the annual effective tax rate, and if our estimated annual tax rate changes, we make a cumulative adjustment in that quarter. Our quarterly tax provision and our quarterly estimate of our annual effective tax rate are subject to significant variation due to several factors, including our ability to accurately predict our pre-tax income or loss in multiple jurisdictions, the impact of non-deductible stock-based compensation and deferred compensation charges, the effects of acquisitions and the integration of those acquisitions and by changes in tax laws and regulations. Additionally, our effective tax rate can be more or less volatile based on the amount of our pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.
For the three months ended March 31, 2016 and 2015, we recorded income tax expense of $0.1 million and $2.4 million, respectively, resulting in an effective tax rate of 255.0% and 37.1%, respectively. Our quarterly effective tax rate is subject to significant volatility based on the actual amount of pre-tax income or loss we generate in the period, changes to our forecasted annual effective tax rate and the impact of discrete items arising in the quarter. The significant volatility of our effective tax rate for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was driven by the impact of discrete items charged to income tax expense on reduced pre-tax income of $0.0 million in the current period as compared to $6.5 million in the prior year period.
As of March 31, 2016, our forecasted annual effective tax rate estimate for the year ended December 31, 2016 differed from the statutory rate primarily due to tax charges associated with non-deductible stock-based compensation charges and state taxes, which are partially offset by the benefit from U.S. federal research and development tax credits. As of March 31, 2015, our forecasted annual effective tax rate estimate for the year ended December 31, 2015 differed from the statutory rate primarily due to tax charges associated with non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which was partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options.

9. Subsequent Events
On April 5, 2016, we acquired GiftcardZen Inc, a private company and the operator of giftcardzen.com, a secondary marketplace for gift cards, for approximately $22.0 million of initial cash consideration. The initial cash consideration is subject to adjustment based on the amount of GiftcardZen Inc’s working capital as of April 5, 2016. In connection with the acquisition, we incurred approximately $0.5 million in direct acquisition costs. Due to the timing of the acquisition, we have not yet finalized our allocation of the purchase price to the fair value of assets acquired and liabilities assumed.

In conjunction with the acquisition of GiftcardZen Inc, we entered into a deferred compensation arrangement with a key former employee of GiftcardZen Inc. This arrangement has a total value of up to $11.0 million, to be paid to the key employee at dates between 10 and 24 months following the acquisition, contingent upon the achievement of specific performance targets and the key employee's continued employment with RetailMeNot.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. You can identify these statements by words such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would” and similar expressions or the negative of these terms. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Factors that may cause such differences include, but are not limited to, the risks described under “Risk Factors” in this Form 10-Q and those discussed in other documents we file with the SEC.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2015 and subsequent reports on Form 8-K, which discuss our business in greater detail.
Overview
We operate a leading digital savings destination, connecting consumers with leading retailers, restaurants and brands, online and in-store. In the year ended December 31, 2015, our marketplace featured digital offers from over 70,000 retailers and brands, and we had contracts with more than 12,000 retailers. According to our internal data compiled using Google Analytics, during the trailing 12 months ended March 31, 2016, we had approximately 700 million total visits to our desktop and mobile websites. During the three months ended March 31, 2016, we averaged approximately 19.2 million mobile unique visitors per month.
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
During the three months ended March 31, 2016 and 2015, the substantial majority of our net revenues were derived from commissions earned when consumers made purchases using digital offers featured on our websites and mobile applications. We expect that a majority of our net revenues in the future will continue to be derived from these commissions. Commission rates are determined through negotiations with retailers based on a variety of factors, including the level of exposure to consumers in our marketplace, the quality and volume of sales realized from consumers using digital offers from our marketplace and the category of products purchased using digital offers. We sell our solutions to retailers, restaurants and brands through a direct sales force.
During the three months ended March 31, 2016, we generated net revenues of $54.6 million, representing a decrease over the comparable prior year period of 9.5%. Net income (loss) decreased from income of $4.1 million for the three months ended March 31, 2015 to a loss of $0.0 million for the three months ended March 31, 2016. Adjusted EBITDA decreased from $18.7 million to $12.3 million over the comparable three month period. See the information under the caption “Discussion Regarding Non-GAAP Financial Measures” below for further discussion of adjusted EBITDA, our use of this measure, the limitations of this measure as an analytical tool, and the reconciliation of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.
On April 5, 2016, we acquired GiftcardZen Inc, a private company and the operator of giftcardzen.com, a secondary marketplace for gift cards, for approximately $22.0 million of initial cash consideration. The initial cash consideration is subject to adjustment based on the amount of GiftcardZen Inc’s working capital as of April 5, 2016. In connection with the acquisition, we incurred approximately $0.5 million in direct acquisition costs.
In conjunction with the acquisition of GiftcardZen Inc, we entered into a deferred compensation arrangement with a key former employee of GiftcardZen Inc. The arrangement has a total value of up to $11.0 million, to be paid to the key employee at dates between 10 and 24 months following the acquisition, contingent upon the achievement of specific performance targets and the key employee's continued employment with RetailMeNot.
We believe that featuring digital offers is necessary to attract visitors to our marketplace, which includes our websites, mobile applications, email, mobile alerts and social media distribution channels. In addition to increasing the number of visitors to our marketplace, we are focused on increasing the rate and frequency at which these visitors make purchases from retailers whose digital offers are featured in our marketplace. To meet these challenges, we are focused on a combination of marketing strategies, including pay-per-click advertising, search engine optimization, branding campaigns and email and mobile alerts, with a goal of driving visits to our marketplace as well as increasing the exposure of the digital offer category. We are also investing in product enhancements to make it easier for consumers visiting our marketplace to search and find the right digital offers and in expanding the types of digital offers available to consumers on our marketplace. We believe these enhancements will increase consumers’ interactions with retailers in our marketplace, which will in turn increase the value we are able to provide to paid retailers.
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

Key Financial and Operating Metrics
We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments, and assess the longer-term performance of our business. The key financial and operating metrics we use are as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except net revenues per visit)
Financial Metrics
Online transaction net revenues:
Desktop online transaction net revenues	$38,194	$47,085
Mobile online transaction net revenues	5,937	5,570
Total online transaction net revenues	44,131	52,655
Advertising and in-store net revenues	10,518	7,729
Net revenues	54,649	60,384
Adjusted EBITDA	12,289	18,675
Operating Metrics
Visits:
Desktop visits	92,322	109,159
Mobile visits	69,898	70,700
Total visits	162,220	179,859
Online transaction net revenues per visit:
Desktop online transaction net revenues per visit	$0.41	$0.43
Mobile online transaction net revenues per visit	$0.08	$0.08
Total online transaction net revenues per visit	$0.27	$0.29
Mobile unique visitors	19,228	18,366
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
Adjusted EBITDA. We define this metric as net income (loss) plus depreciation, amortization of intangible assets, stock-based compensation expense, third party acquisition-related costs, other operating expenses (including asset impairment charges and compensation arrangements entered into in connection with acquisitions), net interest expense, other non-operating income and expenses and income taxes net of any foreign exchange income or expenses. We believe that the use of adjusted EBITDA is helpful in evaluating our operating performance because it excludes certain non-cash expenses, including depreciation, amortization of intangible assets and stock-based compensation expense. For further discussion regarding Adjusted EBITDA, along with a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, please see the information under the caption “Discussion Regarding Non-GAAP Financial Measures” below.
Operating Metrics
Desktop Visits. We define a desktop visit as an interaction or group of interactions that takes place on one of our websites from desktop computers and tablet devices within a given time frame as measured by Google Analytics, a product that provides digital marketing intelligence. A single visit can contain multiple page views, events, social interactions, custom variables, and e-commerce transactions. A single visitor can open multiple visits. Visits can occur on the same day, or over several days, weeks, or months. As soon as one visit ends, there is then an opportunity to start a new visit. A visit ends either through the passage of time or a campaign change, with a campaign generally meaning arrival via search engine, referring site, or campaign-tagged information. A visit ends through passage of time either after 30 minutes of inactivity or at midnight Pacific Time. A visit ends through a campaign change if a visitor arrives via one campaign or source, leaves the site, and then returns via another campaign or source. Currently, desktop visits do not include interactions on our tablet applications.
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

The following table presents a reconciliation of adjusted EBITDA to net income (loss) for each of the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(36)	$4,059
Depreciation and amortization	3,950	3,926
Stock-based compensation expense	6,582	6,813
Third party acquisition-related costs	424	55
Other operating expenses	832	765
Interest expense, net	600	421
Other (income) expense, net	(122)	243
Provision for income taxes	59	2,393
Adjusted EBITDA	$12,289	$18,675
The following tables present depreciation expense and stock-based compensation expense as included in the various lines of our consolidated statements of operations:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Depreciation Expense:
Cost of net revenues	$137	$129
Product development	1,214	663
Sales and marketing	341	307
General and administrative	304	201
Total depreciation expense	$1,996	$1,300

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Stock-Based Compensation Expense:
Cost of net revenues	$495	$589
Product development	2,096	2,259
Sales and marketing	1,477	1,422
General and administrative	2,514	2,543
Total stock-based compensation expense	$6,582	$6,813

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
We expect personnel costs will be higher in 2016, both in absolute dollars and as a percentage of net revenues, when compared to 2015 as a result of our plan to increase personnel in 2016 as we continue to invest in our business and our April 2016 acquisition of GiftcardZen Inc. Personnel costs for employees include salaries and amounts earned under variable compensation plans, payroll taxes, benefits, stock-based compensation expense, costs associated with recruiting new employees, travel costs and other employee-related costs.
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
Amortization of Purchased Intangibles
We have recorded identifiable intangible assets in conjunction with our various acquisitions, and are amortizing those assets over their estimated useful lives. We perform impairment testing of goodwill annually on October 1 of each year and, in the case of intangibles with definite lives, whenever events or circumstances indicate that impairment may have occurred. In light of intangible assets we expect to record in conjunction with our acquisition of GiftcardZen Inc in April 2016, we expect our amortization expenses to increase both in absolute dollars and as a percentage of net revenues in 2016.
Other Operating Expenses
During the first quarter of 2016, we noted circumstances that indicated the carrying amount of internally developed software and website development costs related to certain projects might not be recoverable. As a result, we performed a review for impairment of the costs associated with these projects, and have recognized $0.8 million of impairment expense within other operating expenses.
Other operating expenses for the first quarter of 2015 consisted primarily of amortization expense related to deferred compensation agreements with the selling stockholders of YSL Ventures, Inc. In 2013, we acquired YSL Ventures, Inc. and entered into $6.2 million in deferred compensation agreements with the selling stockholders of the business, $3.1 million of which was paid in October 2014, and the remaining $3.1 million of which was paid in equal quarterly installments over the following year, concluding in October 2015. The deferred compensation was due and payable contingent upon the continued employment of the selling stockholders and as a result we amortized the associated expense over the term of the compensation arrangement with the sellers.
In conjunction with the acquisition of GiftcardZen Inc in April 2016, we entered into a deferred compensation arrangement with a key former employee of GiftcardZen Inc. The arrangement has a total value of up to $11.0 million, to be paid to the key employee at dates between 10 and 24 months following the acquisition, contingent upon the achievement of specific performance targets and the key employee's continued employment with RetailMeNot. We expect other operating expenses to increase in absolute dollars and as a percentage of net revenues in 2016 as a result of our deferred compensation agreement with the key employee of GiftcardZen Inc.
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
Our effective tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions, tax credits, state taxes and non-deductible expenses, such as deferred compensation, acquisition costs and stock-based compensation that will not generate tax benefits. Our mix of foreign versus U.S. income, our ability to generate tax credits and our incurrence of any non-deductible expenses will likely cause our effective tax rate to fluctuate in the future. Our effective tax rate is also affected by discrete items that may occur in any given period, but are not consistent from period to period. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.
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

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Consolidated Statements of Operations Data:
Net revenues	$54,649	$60,384
Costs and expenses:
Cost of net revenues	5,200	5,346
Product development	12,611	13,320
Sales and marketing	23,325	21,641
General and administrative	10,226	9,570
Amortization of purchased intangible assets	1,954	2,626
Other operating expenses	832	765
Total cost and expenses	54,148	53,268
Income from operations	501	7,116
Other income (expense):
Interest expense, net	(600)	(421)
Other income (expense), net	122	(243)
Income before income taxes	23	6,452
Provision for income taxes	(59)	(2,393)
Net income (loss)	$(36)	$4,059

	Three Months Ended March 31,
	2016	2015
Consolidated Statements of Operations Data as Percentage of Net Revenues:
Net revenues	100.0%	100.0%
Costs and expenses:
Cost of net revenues	9.5	8.9
Product development	23.1	22.1
Sales and marketing	42.7	35.8
General and administrative	18.7	15.8
Amortization of purchased intangible assets	3.6	4.3
Other operating expenses	1.5	1.3
Total cost and expenses	99.1	88.2
Income from operations	0.9	11.8
Other income (expense):
Interest expense, net	(1.1)	(0.7)
Other income (expense), net	0.2	(0.4)
Income before income taxes	—	10.7
Provision for income taxes	(0.1)	(4.0)
Net income (loss)	(0.1)%	6.7%

Net Revenues

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Net Revenues by Source:
Desktop online transactions	$38,194	$47,085
Mobile online transactions	5,937	5,570
Online transactions	44,131	52,655
Advertising and in-store	10,518	7,729
Total net revenues	$54,649	$60,384
Percentage of Net Revenues by Source:
Desktop online transactions	69.9%	78.0%
Mobile online transactions	10.9	9.2
Online transactions	80.8	87.2
Advertising and in-store	19.2	12.8
Total percentage	100.0%	100.0%
Net Revenues by Geography:
U.S.	$42,484	$46,706
International	12,165	13,678
Total net revenues	$54,649	$60,384
Percentage of Net Revenues by Geography:
U.S.	77.7%	77.3%
International	22.3	22.7
Total percentage	100.0%	100.0%
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015. Net revenues decreased by $5.7 million, or 9.5%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
The overall decrease in net revenues was driven by an $8.9 million, or 18.9%, decrease in desktop online transaction net revenues, partially offset by a $0.4 million, or 6.6%, increase in mobile online transaction net revenues and a $2.8 million, or 36.1%, increase in our advertising and in-store net revenues. The decrease in our desktop online transaction net revenues was primarily caused by a 15.4% decrease in the total volume of visits to our desktop websites and was further driven by deterioration in the average commission rate paid to us. The growth in our mobile online transaction net revenues was primarily driven by improved monetization driven by an increase in the percentage of visits that resulted in a paid transaction, partially offset by a 1.1% decrease in visits to our mobile websites. The growth in our advertising and in-store net revenues was primarily due to the efforts of our direct sales force as well as improvements to the usability and functionality enhancements of our in-store product.

Cost of Net Revenues

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Cost of net revenues	$5,200	$5,346
Percentage of net revenues	9.5%	8.9%
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015. For the three months ended March 31, 2016, cost of net revenues decreased by $0.1 million, or 2.7%, compared to the three months ended March 31, 2015. This decrease was primarily attributable to a $0.3 million decrease in personnel costs.

Product Development

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Product development	$12,611	$13,320
Percentage of net revenues	23.1%	22.1%
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015. For the three months ended March 31, 2016, product development expense decreased by $0.7 million, or 5.3%, compared to the three months ended March 31, 2015. This decrease was primarily attributable to a $0.4 million decrease in personnel costs.

Sales and Marketing

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Sales and marketing	$23,325	$21,641
Percentage of net revenues	42.7%	35.8%
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015. For the three months ended March 31, 2016, sales and marketing expense increased by $1.7 million, or 7.8%, compared to the three months ended March 31, 2015. This increase was primarily attributable to a $1.1 million increase in personnel costs. In addition, online, brand and other marketing expenses increased by $1.3 million. This increase was primarily attributable to contextual advertising placements and user acquisition and retention efforts. These increases were offset by a $1.0 million decrease in paid search expenses.
General and Administrative

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
General and administrative	$10,226	$9,570
Percentage of net revenues	18.7%	15.8%
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015. For the three months ended March 31, 2016, general and administrative expense increased by $0.7 million, or 6.9%, compared to the three months ended March 31, 2015. This increase was primarily attributable to a $0.4 million increase in professional services fees associated with our acquisition of GiftcardZen Inc.

Amortization of Purchased Intangible Assets

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Amortization of purchased intangible assets	$1,954	$2,626
Percentage of net revenues	3.6%	4.3%
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015. For the three months ended March 31, 2016, amortization of purchased intangible assets decreased by $0.7 million, or 25.6%, compared to the three months ended March 31, 2015. The decrease in amortization expense was due to the expiration of the useful life of certain of our contract-based purchased intangible assets.
Other Operating Expenses

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Impairment of assets	$834	$—
Deferred compensation	—	768
Asset disposal gain	(2)	(3)
Total other operating expenses	$832	$765
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015. During the three months ended March 31, 2016, we noted circumstances that indicated the carrying amount of internally developed software and website development costs related to certain projects might not be recoverable. As a result, we performed a review for impairment of the costs associated with these projects, and have recognized $0.8 million of impairment expense.
During the three months ended March 31, 2015, we recognized $0.8 million in deferred compensation charges for our October 2013 acquisition of the business of YSL Ventures, Inc. Our deferred compensation agreements with the selling stockholders of YSL Ventures, Inc. were completed in October 2015.

Other Income (Expense)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Interest expense, net	$(600)	$(421)
Other income (expense), net	122	(243)
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015. Interest expense, net, increased by $0.2 million for the three months ended March 31, 2016 as compared to the comparable prior year period, due primarily to an increase in the average outstanding principal on our senior debt facility. The increase in other income (expense), net is due to an increase in our net foreign currency exchange gain.
Income Taxes

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Provision for income taxes	$(59)	$(2,393)
Percentage of net revenues	(0.1)%	(4.0)%
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015. Our income tax provision for the three months ended March 31, 2016 was $0.1 million, compared to $2.4 million for the three months ended March 31, 2015. Our effective tax rate was 255.0% and 37.1% during the three months ended March 31, 2016 and 2015, respectively.

The change in our quarterly tax provision and our quarterly estimate of our annual effective tax rate as compared to the prior year comparable period was subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, and by changes in tax laws and regulations. Additionally, our effective tax rate was more volatile in the current period due to the impact of discrete items charged to income tax expense on reduced pre-tax income of $0.0 million for the three months ended March 31, 2016 as compared to $6.5 million for the three months ended March 31, 2015.
As of March 31, 2016, our forecasted annual effective tax rate estimate for the year ended December 31, 2016 differed from the statutory rate primarily due to non-deductible stock-based compensation charges and state taxes, which are partially offset by the benefit from U.S. federal research and development tax credits. As of March 31, 2015, our forecasted annual effective tax rate estimate for the year ended December 31, 2014 differed from the statutory rate primarily due to non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which are partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options.
Seasonality and Quarterly Results
Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, including seasonal factors and economic cycles that influence consumer purchasing of retail products. Historically, we have experienced the highest levels of visitors to our websites and mobile applications and net revenues in the fourth quarter of the year, which coincides with the winter holiday season in the U.S. and Europe. During the fourth quarter of 2015, we generated net revenues of $83.1 million, which represented 33.4% of our net revenues in 2015. Further, we believe net revenues from our advertising and in-store products may be even more heavily weighted to the fourth quarter of the year. As net revenues from this part of our business grow as a percentage of overall net revenues, for example to 19.2% from 12.8% of overall net revenues for the three months ended March 31, 2016 and 2015, respectively, our seasonality may increase.
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
Liquidity and Capital Resources
Since our inception, we have funded our operations and acquisitions primarily through private placements of our preferred stock, the issuance of equity securities through our initial public offering and follow-on public offering, bank borrowings and cash flows from operations. We generated positive cash flows from operations for the three months ended March 31, 2016 and 2015. As of March 31, 2016, we had $256.9 million in cash and cash equivalents, compared to $259.8 million at December 31, 2015. At March 31, 2016, certain of our foreign subsidiaries held approximately $16.6 million of our cash and cash equivalents. If these assets were distributed to the U.S., we might be subject to additional U.S. taxes in certain circumstances, subject to an adjustment for foreign tax credits, and foreign withholding taxes. We have not provided for these taxes because we consider these assets to be permanently reinvested in our foreign subsidiaries. We have no plans or intentions to repatriate cumulative earnings of our foreign subsidiaries through March 31, 2016.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$26,352	$30,622
Net cash used in investing activities	(2,195)	(2,334)
Net cash (used in) provided by financing activities	(27,303)	8,622
Effect of foreign currency exchange rate on cash	286	(1,077)
Change in cash and cash equivalents	(2,860)	35,833
Cash and cash equivalents, beginning of period	259,769	244,482
Cash and cash equivalents, end of period	$256,909	$280,315
Net Cash Provided by Operating Activities
Cash provided by operating activities primarily consists of our net income (loss) adjusted for certain non-cash items and the effect of changes in operating assets and liabilities. Net cash provided by operating activities was $26.4 million and $30.6 million during the three months ended March 31, 2016 and 2015, respectively.
During the three months ended March 31, 2016, cash flows from operating activities were primarily generated through adjustments to our net loss of $0.0 million, including the impact of depreciation and amortization expense of $4.0 million, stock-based compensation expense of $6.6 million, asset impairment expense of $0.8 million and $14.1 million from changes in cash flows associated with operating assets and liabilities. The changes in cash flows associated with operating assets and liabilities were primarily driven by a decrease in accounts receivable of $23.6 million due to a seasonal decrease in net revenues following the fourth quarter, which was partially offset by other changes in operating assets and liabilities of $9.5 million.
During the three months ended March 31, 2015, cash flows from operating activities were primarily generated through net income of $4.1 million, including the impact of depreciation and amortization expense of $3.9 million, stock-based compensation expense of $6.8 million and $13.2 million from changes in cash flows associated with operating assets and liabilities. The changes in cash flows associated with operating assets and liabilities were primarily driven by a decrease in accounts receivable of $23.1 million due to a seasonal decrease in net revenues following the fourth quarter, which was partially offset by other changes in operating assets and liabilities of $9.9 million.
Net Cash Used in Investing Activities
Our primary investing activities for the periods presented consisted of purchases of property and equipment and other assets. Net cash used in investing activities was $2.2 million and $2.3 million during the three months ended March 31, 2016 and 2015, respectively. Our investing activities during these periods was primarily comprised of purchase of computer equipment and software, office furniture and fixtures, leasehold improvements, certain capitalized internally developed software and website development costs and domain names. As we expand our business, we intend to purchase additional technology resources and invest in our operating facilities.
Net Cash Provided by Financing Activities
Our primary financing activities for the periods presented consisted of proceeds from borrowings under our revolving credit facility, the repurchase of our Series 1 common stock, repayments of our senior debt and share based payment activity. Net cash used in financing activities was $27.3 million in the three months ended March 31, 2016 compared to net cash provided by financing activities of $8.6 million in the three months ended March 31, 2015.
During the three months ended March 31, 2016, we used $23.8 million to repurchase our Series 1 common stock and $2.5 million to repay a portion of our senior debt. The remainder of our financing activities was primarily composed of payments for taxes related to net share settlement of equity awards of $1.1 million.
During the three months ended March 31, 2015, we borrowed $30.0 million under our revolving credit facility and used $24.5 million to repurchase our Series 1 common stock. The remainder of our financing activities was primarily composed of proceeds from the issuance of common stock, net of shares withheld for taxes, of $2.4 million and the excess income tax benefit from stock-based compensation of $0.8 million.

Capital Resources
We believe that our existing cash and cash equivalents and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. As of March 31, 2016, we had $70.0 million in long term debt outstanding, $10.0 million of which is classified as current maturities, and $91.4 million available for borrowing under our revolving credit facility.
In February 2015, our board of directors authorized a share repurchase program. Under the program, we were initially authorized to repurchase shares of Series 1 common stock for an aggregate purchase price not to exceed $100 million. In February 2016, our board of directors authorized an additional $50 million under the repurchase program, bringing the total amount of the program up to $150 million. The repurchase program is authorized through February 2017. During the three months ended March 31, 2016, we repurchased 2,699,204 shares of Series 1 common stock at an aggregate purchase price of $23.7 million. Since the plan's inception, we have repurchased 7,022,204 shares of Series 1 common stock at an aggregate purchase price of $76.5 million.
On April 5, 2016, we acquired GiftcardZen Inc, a private company and the operator of giftcardzen.com, a secondary marketplace for gift cards, for approximately $22.0 million of initial cash consideration. The initial cash consideration is subject to adjustment based on the amount of GiftcardZen Inc’s working capital as of April 5, 2016.
In conjunction with the acquisition of GiftcardZen Inc, we entered into a deferred compensation arrangement with a key former employee of GiftcardZen Inc. The arrangement has a total value of up to $11.0 million, to be paid to the key employee at dates between 10 and 24 months following the acquisition, contingent upon the achievement of specific performance targets and the key employee's continued employment with RetailMeNot.
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
Contractual Obligations
There were no material changes to our commitments under contractual obligations as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
For the three months ended March 31, 2016, we did not, and we do not currently, have any off-balance sheet arrangements.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires estimates, judgments and assumptions that affect the reported amounts and classifications of assets and liabilities, net revenues and expenses and the related disclosures of contingent liabilities in our consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies and estimates:
•business combinations and the recoverability of goodwill and long-lived intangible assets;
•revenue recognition;

•stock-based compensation; and
•income taxes
We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. See Note 2 “Summary of Significant Accounting Policies” to the condensed consolidated financial statements included in this Quarterly Report. Of those policies, we believe that the accounting policies enumerated above involve the greatest degree of complexity and exercise of judgment by our management. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for a detailed description of our critical accounting policies that involve significant management judgment.
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
Foreign Currency Exchange Risk
We transact business in various currencies other than the U.S. dollar, principally the British pound sterling and the Euro, which exposes us to foreign currency risk. Net revenues and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of each of our non-U.S. subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. For the three months ended March 31, 2016 and 2015, approximately 22.3% and 22.7%, respectively, of our net revenues were denominated in such foreign currencies.
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
The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all of our currency exposures as of March 31, 2016, assuming instantaneous and parallel shifts in exchange rates. As of March 31, 2016, our working capital surplus (defined as current assets less current liabilities) subject to foreign currency translation risk was $24.7 million. The potential decrease in net current assets from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates would be $2.5 million. This compares to a working capital surplus subject to foreign currency translation risk of $25.9 million as of December 31, 2015, for which a hypothetical 10% adverse change would have resulted in a potential decrease in net current assets of $2.6 million.
Interest Rate Risk
As of March 31, 2016, we had total notes payable of $70.0 million, consisting of variable interest rate debt based on 3-month LIBOR. Our variable interest rate debt is subject to interest rate risk, because our interest payments will fluctuate with movements in the underlying 3-month LIBOR rate. A 100 basis point change in LIBOR rates would result in an increase in our interest expense of $0.7 million for the next 12 months based on current outstanding borrowings.
Our exposure to market risk on our cash and cash equivalents for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.

Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in the three months ended March 31, 2016.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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
We began our operations in September 2007, did not generally enter the digital offer industry until late 2009 and have only recently entered the industry for digital rebates, gift cards and certain of our other types of digital offers. Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly changing industries, including challenges in accurate financial planning and forecasting. You should consider our business and prospects in light of the risks and difficulties we may encounter as an early-stage company.
Traffic to our websites has declined year-over-year. If we are unable to continue to attract visitors to our websites from search engines, then consumer traffic to our websites could decrease, which could negatively impact the number of purchases generated for our retailers through our marketplace, and therefore negatively impact our ability to maintain or grow our net revenues and profitability.
We generate consumer traffic to our websites using various methods, including search engine marketing, or SEM, search engine optimization, or SEO, email campaigns and social media referrals. Our net revenues and profitability are dependent upon generalized demand for the digital offers we provide and upon our continued ability to use a combination of these methods to generate consumer traffic to our websites in a cost-efficient manner. We have experienced and continue to experience fluctuations in search result rankings for a number of our websites. There can be no assurances that we will be able to grow or maintain current levels of consumer traffic either as a whole or with respect to either our desktop or mobile websites.
Our SEM and SEO techniques have been developed to work with existing search algorithms utilized by the major search engines. Major search engines frequently modify their search algorithms. Changes in these algorithms could cause our websites to receive less favorable placements, which could reduce the number of users who visit our websites. For example, in 2014 and 2015, a major search engine released updates to its search algorithm that impacted the rankings of our websites for certain keywords. In some of those instances, consumer traffic to our websites decreased when compared to traffic levels immediately prior to each of these algorithm updates. As of March 31, 2016, traffic to our websites had not returned to levels immediately prior to a May 2015 algorithm update due, in part, to changes in search result rankings for certain keywords. We may be unable to modify our SEM and SEO strategies in response to any future search algorithm changes made by the major search engines, which could require a change in the strategy we use to generate consumer traffic to our websites. In addition, websites must comply with search engine guidelines and policies. These guidelines and policies are complex and may change at any time. If we fail to follow such guidelines and policies properly, search engines may rank our content lower in search results or could remove our content altogether from their indices. If we fail to understand and comply with these guidelines, our SEO strategy may become unsuccessful.
In some instances, search engines may change their displays or rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. For example, a major search engine currently promotes its product-listing advertisements adjacent to its search results, has increased the number of paid search results on mobile websites for certain keywords reducing visibility of organic search results and made certain other changes, each of which could reduce traffic to our websites. Given the large volume of search-driven traffic to our websites and the importance of the placement and display of results of a user’s search, similar actions in the future could have a negative effect on our business and results of operations.

If we are listed less prominently or fail to appear in search result listings for any reason, it is likely that the number of visitors to our websites will decline. Any such decline in consumer traffic to our websites could adversely impact the number of purchases we generate for our retailers, which could in turn adversely affect our online transaction net revenues. For example, after a major search engine released updates to its search algorithm in May 2014 and in May 2015, consumer traffic to our websites decreased in some instances when compared to traffic levels immediately prior to each algorithm update, which negatively impacted our online transaction net revenues. We may not be able to replace this traffic with the same volume of visitors or in the same cost-effective manner from other channels, such as SEM, display advertising, e-mail or social media, or at all. An attempt to replace this traffic through other channels may require us to increase our sales and marketing expenditures, which would adversely affect our operating results and which additional net revenues may not offset.
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
Web usage and the consumption of digital content are increasingly shifting to mobile platforms such as smartphones and other connected devices. In the three months ended March 31, 2016 and in fiscal 2015, visits to our mobile websites represented approximately 43% and 41%, respectively, of the total visits to our websites, and we expect the percentage of visits to our mobile websites to continue to grow. Industry-wide solutions to monetize digital offer content effectively on these platforms are at an early stage of development and the future demand and growth prospects for digital offer content on these mobile platforms are uncertain. Further, the rate at which we monetize digital offer content on our mobile websites and applications is significantly lower than the rate on our desktop websites.
The growth of our business depends in part on our ability to deliver compelling solutions to consumers and retailers both online and for use in-store through these new mobile marketing channels. Our success on mobile platforms will be dependent on our interoperability with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade our functionality or give preferential treatment to competitive services could adversely affect usage of our services through mobile devices.
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
The market for digital offer solutions is highly competitive, fragmented and rapidly changing. Our competition for traffic from consumers seeking to save money on online or in-store purchases includes digital offer websites and mobile applications, cash-back, loyalty and discounted gift card websites and mobile applications, retailers, search engines, social networks, comparison shopping websites, newspapers and direct mail campaigns. Our competition for retailer marketing spend includes digital offer websites and mobile applications, search engines and social networks that compete for online advertising spend and television, magazines and newspapers that compete for offline advertising spend. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our profitability. We also expect competition in e-commerce generally, and digital offer solutions in particular, to continue to increase because there are no significant barriers to entry. A substantial number of digital offer websites and mobile applications, including those that attempt to replicate all or a portion of our business model, have emerged globally. In addition to such competitors, we are experiencing increasing competition from other businesses that provide digital offers similar to ours as an add-on to their core business. For example, Groupon, Living Social, Coupons.com and Facebook now provide digital offers, and Google and PayPal are now providing digital offers for in-store purchases. We also expect to compete against other websites and mobile applications that serve niche markets and interests and credit card issuers providing offers based on the user of a particular credit card at certain retailers and restaurants. In addition, we compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies that provide coupons and discounts on products and services. Finally, we compete with various companies that offer primary and secondary electronic gift cards, including Raise, Cardcash and Giftcard Bin.
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
We have expanded our overall business and product offerings, consumer traffic, paid retailers, employee headcount and operations in recent periods. We increased our total number of full-time employees from 164 as of December 31, 2011 to 510 as of March 31, 2016. We have also established or acquired operations in other countries. In 2011, we acquired the business of VoucherCodes.co.uk, which is based in the U.K. In 2012, we acquired Bons-de-Reduction.com and Poulpeo.com, which are based in France, and relaunched Deals.com in Germany. In March 2013, we acquired Actiepagina.nl, which is based in the Netherlands. In July 2013, we acquired Ma-Reduc.com, which is based in France. In October 2015, we decided to no longer support the Bons-de-Reduction.com brand. We have redirected traffic from Bons-de-Reduction.com to Poulpeo.com. In January 2016, we launched our website RetailMeNot.es to serve Spain. In most of these instances, we previously had no presence in these countries. Finally, we have integrated new types of digital offers on our platforms, including digital rebates and discounted digital gift cards in fiscal 2015. In certain instances, we are the merchant of record for sale of gift cards, which is an evolution of the role we have traditionally played with our users. In April 2016, we acquired GiftcardZen Inc, a secondary marketplace for giftcards, and are working to integrate GiftcardZen’s technology into our existing platform. For various reasons, including those listed above, our business is becoming increasingly complex, especially in light of the increase in content types and our platforms as well as the number of acquisitions we have integrated, are in the process of integrating and may in the future integrate. Our limited operating history, reliance on multiple websites, mobile applications and brands and our expansion have placed, and will continue to place, a significant strain on our managerial, operational, product development, sales and marketing, administrative, financial and other resources.
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
The business of selling goods and services over the Internet and via mobile applications, and the use of digital offers (including electronic gift cards) in those transactions, is dynamic and relatively new. Concerns about fraud, privacy and other challenges may discourage additional consumers from adopting the Internet and mobile applications as a medium of commerce. Acquiring new customers for our marketplace and increasing consumer traffic may become more difficult and costly than it has been in the past, particularly in markets where our marketplace has been available for some time. In order to increase consumer traffic to our websites and increase use of our mobile applications, we must appeal to consumers who historically have used traditional means of commerce to purchase goods and services and may prefer alternatives to our websites and mobile applications, such as the retailer’s own website or mobile application. In addition, consumers may not be accustomed to using one of our mobile applications to access digital offers (including electronic gift cards) that can be used by the consumer while in a retail store or restaurant. If these consumers prove to be less active than consumers who are already providing traffic to our websites or using our mobile applications, or we are unable to gain efficiencies in our operating costs, including our cost of increasing consumer traffic to our websites or increasing the number of mobile application sessions, our business could be adversely impacted. Furthermore, to the extent that weak economic conditions cause consumer spending to decline or cause our customers and potential customers to freeze or reduce their marketing budgets, particularly in the online retail market, demand for our solutions may be negatively affected.

If we are not able to maintain a positive perception of the content available through our marketplace, and maintain and enhance our RetailMeNot brand and the brands associated with each of our other websites and mobile applications, our reputation and business may suffer.
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
The success of our gift card marketplace depends in large part upon our relationships with suppliers of gift cards. During 2015, five of our GiftCard Zen subsidiary’s suppliers of gift cards accounted for approximately 52% of our total supply. While we enter into agreements with our gift card suppliers, they are generally not for long terms and, with few exceptions, are cancelable upon short or no notice and without penalty. We cannot be sure that our gift card suppliers will continue to provide us with the volume of cards we need to maintain our business on commercially reasonable terms, or at all. We may also have difficulty locating additional new sources of gift card supply that will be needed to grow our business.

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
We effected a reduction in U.S. headcount in August 2015, which resulted in the loss of certain expertise and the reallocation of certain employment responsibilities, all of which could adversely affect operational efficiencies, employee performance and retention. To the extent that we are unable to effectively reallocate employee responsibilities and retain key employees, our strategic goals and our financial results may be adversely affected.
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
Additionally, the EU has traditionally imposed more strict obligations under data privacy laws and regulations. Individual EU member countries have had discretion with respect to their interpretation and implementation of EU data privacy laws, resulting in variation of privacy standards from country to country. Legislation and regulation in the EU and some EU member states requires companies to obtain specific types of notice and consent from consumers before using cookies or other tracking technologies. To comply with these requirements, the use of cookies or other similar technologies may require the user’s affirmative, opt-in consent. In October 2015, the European Court of Justice, or ECJ, ruled that the “safe harbor” framework for the transfer of certain personal information from the EU to the U.S. was invalid.  On February 2, 2016, the European Commission announced that it had reached “political agreement” with its U.S. counterparts on a regime to replace the safe harbor framework named the “Privacy Shield”. However, on April 13, 2016, the Article 29 Working Party, which comprises the national data protection authorities of the EU member states, criticized the “Privacy Shield” and it is currently unclear whether the European Commission will approve it in its current form. In the meantime, the transfer of personal information from the EU to the U.S. may take place under the Model Clauses approved by the European Commission. Following the ECJ’s safe harbor decision, we have put in place the Model Clauses. There is a risk that the Model Clauses or Privacy Shield may impose additional obligations in respect of the transfer of personal information from the EU to the U.S. that could force us to change our business practices or incur additional costs. Additionally, in January 2012, the European Commission announced significant proposed reforms to its existing data protection legal framework that may result in a greater compliance burden with respect to our operations in Europe. On December 15, 2015, the European Parliament and the Council reached agreement on the EU data protection reform package, concluding trilogue negotiations between the Commission,

Parliament and Council. The package was formally adopted by both the European Parliament and the Council in April 2016 and is likely to enter in force in mid 2018. The final text of the package has not yet been published, so its effect on our business is not known. In addition, the ECJ has found that there is a “right to be forgotten,” which means that the user has a right to request his or her personal information be deleted. In deciding this case, the ECJ purported to extend jurisdictional reach over foreign Internet activities. As a result of this decision, significant new restraints may be imposed on the retention of personal data throughout the EU, which could impact the operation and growth of our business in EU.
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
Transactions involving digital rebates, the sale of gift cards, and/or the purchase of gift cards may require us to comply with numerous state, federal and international laws and regulations including federal anti-money laundering laws and regulations, federal and state consumer protection laws and regulations, state unclaimed property (escheat) laws and money transmitter licensing requirements and foreign jurisdiction payment services industry laws and regulations. We have limited experience operating our business in accordance with these specific laws and regulations. Additionally, abuse of the prepaid gift cards sold in our marketplace for purposes of financing sanctioned countries, funding terrorists, or for use in bribery or corruption could cause reputational or other harm that could have a material adverse effect on our business. If we fail to comply with any of these laws or regulations, our business, results of operations and financial condition could be materially and adversely affected.
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
Purchases and sales of gift cards, and particularly the purchase and sale of gift cards acquired from third parties, including consumers, rather than directly or indirectly from the issuing retailer or restaurant, increase our exposure to various types of fraud committed by third parties or by our own employees. Our failure to anticipate, prevent or discover fraud related to digital rebates or gift cards, could create liability for us, result in adverse publicity or cause us to alter our business practices, any of which could cause our net revenues to decrease, our costs to increase, or our business otherwise to be harmed.
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
Effective trade secret, patent, copyright, trademark and domain name protection is expensive to obtain, develop and maintain, both in terms of initial and ongoing registration or prosecution requirements and expenses and the costs of defending our rights. We are seeking to protect our patentable technology, trademarks and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming. We have three patents issued and 79 pending patent applications, including four provisional applications. We do not know whether any of our pending patent applications will result in the issuance of additional patents or whether the examination process will require us to narrow our claims or we may otherwise be unable to obtain patent protection for the technology covered in our pending patent applications. Our patents, trademarks and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Moreover, any issued patents may not provide us with a competitive advantage and, as with any technology, competitors may be able to develop similar or superior technologies to our own, now or in the future.
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

Our gift card business could fail to achieve expected results because the purchase and sale of gift cards electronically is not attractive to consumers or if there is a decline in the attractiveness of gift cards to consumers.
The business of selling gift cards electronically over the Internet and via mobile applications is dynamic and relatively new. In particular, the market for the purchase and sale of gift cards from third parties other than the issuing retailer or restaurant is in its early stages and may be slower to develop than we expect, if it develops at all. In addition, consumer demand for gift cards may stagnate or decline. Consumer perception of gift cards as impersonal gifts may become more widespread, which may deter consumers from purchasing gift cards for gifting purposes in general and reduce the supply of and demand for gift cards through our marketplace. This perception may increase to the extent that electronic gift cards become more prevalent. In addition, a move from traditional gift cards to other gifting technologies could harm our business, and a failure by us to keep pace with the rapid technological developments in the gift card industry and the greater electronic payments industry may materially and adversely affect our business, results of operations and financial condition. Moreover, during periods of economic uncertainty and decline, consumers may become increasingly concerned about the value of gift cards due to fears that content providers may become insolvent and be unable to honor gift card balances. Decline or stagnation in consumer acceptance of and demand for gift cards, or a failure of demand to grow as expected, could have a material adverse effect on our business, results of operations and financial condition.
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
Our net revenues from operations outside the U.S. comprised 22.3% and 21.4% of our net revenues in the three months ended March 31, 2016 and in fiscal year 2015, respectively. We operate websites marketing to residents of the U.K., France, Spain, the Netherlands, Germany and Canada. We currently have operations in the U.K., France and the Netherlands. We intend to maintain or expand our existing operations in or to these countries and may establish a presence in additional countries to grow our international sales. Operating in foreign countries requires significant resources and management attention, and we have limited experience entering new geographic markets. In addition, the varying commercial and Internet infrastructure in other countries may make it difficult for us to replicate our business model. In many countries, we compete with local companies that have more experience in their respective markets than we do, and we may not benefit from first-to-market advantages. To achieve widespread acceptance in new countries and markets, we must continue to tailor our solutions and business model to the unique circumstances of such countries and markets, which can be difficult and costly. Failure to adapt practices and models effectively to each country into which we expand could slow our international growth. We cannot assure you that our international efforts will be successful. International sales and operations may be subject to risks such as:

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
Since our inception, we have completed numerous acquisitions (including the recently completed acquisition of GiftcardZen Inc) and other strategic transactions such as joint ventures or partnerships, and we may continue to enter into strategic transactions in the future. Our success will depend in part on our ability to identify, negotiate, and complete strategic transactions and integrate acquired businesses or technology and, if necessary, satisfactory debt or equity financing to fund those transactions. As is the case with our current debt facility, if we finance a strategic transaction with debt financing, we will incur interest expense and may have to comply with financing covenants or secure the debt obligations with our assets. Mergers and acquisitions and other strategic transactions are inherently risky, and any transactions we complete may not be successful. Any strategic transactions we undertake in the future would involve numerous risks, any of which could have a material adverse effect on our business and the market price of our common stock, including the following:

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
As of March 31, 2016, we have an aggregate of 86,436,580 shares of Series 1 common stock authorized but unissued and not reserved for issuance under our stock option plans or otherwise. We may issue all of these shares without any action or approval by our stockholders, subject to certain limitations of the NASDAQ Global Select Market. We may require additional capital from equity or debt financing in the future in order to take advantage of strategic opportunities, or to support our existing business. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility, including our ability to issue or repurchase equity, develop new or enhanced existing products, complete acquisitions or otherwise take advantage of business opportunities. If we raise additional funds or finance acquisitions through further issuances of equity, convertible debt securities or other securities convertible into equity, you and our other stockholders could suffer significant dilution in your percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our Series 1 common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

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
We believe that a critical component of our success has been our corporate culture, which we believe fosters innovation, encourages teamwork, cultivates creativity and promotes focus on execution. We have invested and continue to invest substantial time, energy and resources in building a highly collaborative team that works together effectively in an environment designed to promote openness, honesty, mutual respect and the pursuit of common goals. As we continue to develop the infrastructure of a public company, we may find it difficult to maintain these valuable aspects of our corporate culture and to attract competent personnel who are willing to embrace our culture. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain personnel, encourage innovation and teamwork and effectively focus on and pursue our corporate objectives.
We are subject to currency exchange risk in connection with our international business operations and are exposed to interest rate risk.
Cash inflows and outflows in our international operations are typically denominated in currencies other than the U.S. dollar, which is our functional currency for financial reporting purposes. For the three months ended March 31, 2016 and for fiscal year 2015, approximately 22.3% and 21.4%, respectively, of our net revenues were denominated in such foreign currencies. In addition, certain intercompany indebtedness between us and a foreign subsidiary, which uses the Euro as its functional currency, is dollar denominated. Our reliance on and exposure to foreign currencies subjects our financial results to fluctuations in currency exchange rates and changes in the proportion of our net revenues and expenses attributable to each of our foreign locations. For example, we recognized a foreign exchange gain of $0.1 million and a foreign exchange loss of $0.4 million in the three months ended March 31, 2016 and in fiscal year 2015, respectively. In addition, we expect our exposure to fluctuations in foreign exchange rates to increase as we expand our business in existing and new international markets and when the exchange rates strengthen or weaken against the U.S. dollar. We began entering into hedging arrangements related to our intercompany indebtedness in December 2014, and we expect to continue to enter into hedging arrangements in the future in order to manage our exposure to foreign currency fluctuations, but such activity may not completely eliminate fluctuations in our operating results. Foreign currency exchange rate fluctuations have adversely impacted our profitability and may continue to do so in the future.
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
The trading price of our common stock has been, and is likely to continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in July 2013 at a price of $21.00 per share, the reported high and low sales prices of our Series 1 common stock has ranged from $5.52 to $48.73 per share through March 31, 2016. The trading price of our stock has been and is likely to continue to be subject to wide fluctuations in response to various factors, including the risk factors described in this section and elsewhere in this Quarterly Report on Form 10-Q, and other factors beyond our control. Factors affecting the trading price of our common stock include:

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
As of April 18, 2016 we had 48,732,087 shares of common stock outstanding. Shares beneficially owned by our affiliates and employees are subject to volume and other restrictions under Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, various vesting agreements, our insider trading policy and any applicable 10b5-1 trading plan.
In addition, we have registered 15,608,683 shares of Series 1 common stock that we have issued and may issue under our equity plans, 3,311,462 shares of which were issued and outstanding as of March 31, 2016, and intend to register an additional 2,544,568 shares of Series 1 common stock that were added to our equity plans in January 2016 by virtue of those plans' evergreen provisions and 710,510 shares of Series 1 common stock that are available for grant under the equity plan we assumed in connection with our acquisition of GiftcardZen Inc on April 5, 2016. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our named executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our Series 1 common stock. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

As of April 18, 2016, holders of approximately 15.0% of our common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
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
In February 2015, our board of directors authorized a share repurchase program. Under the program, we were initially authorized to repurchase shares of Series 1 common stock for an aggregate purchase price not to exceed $100 million. In February 2016, our board of directors authorized an additional $50 million under the repurchase program, bringing the total amount of the program up to $150 million. The repurchase program is authorized through February 2017. During the three months ended March 31, 2016, we repurchased 2,699,204 shares of Series 1 common stock at an aggregate purchase price of $23.7 million.
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
Our Series 1 common stock repurchase activity during the three months ended March 31, 2016 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price per share)
January 1 – 31, 2016	2,063	$8.77	2,063	$29,087
February 1 – 29, 2016	636	$8.85	636	73,462
March 1 – 31, 2016	—	$—	—	73,462
Total	2,699	$8.79	2,699	$73,462

(1)
On February 5, 2015, our board of directors authorized a program to repurchase up to $100 million worth of our Series 1 common stock. The repurchase program was publicly announced on February 10, 2015. In February 2016, our board of directors authorized the repurchase of an additional $50 million worth of shares of our Series 1 common stock, increasing the total authorized amount under our share repurchase program implemented in February 2015 to $150 million. The share repurchase program is authorized through February 2017. As of March 31, 2016, $76.5 million of the $150 million has been utilized. Our share repurchase program does not obligate us to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

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

RETAILMENOT, INC.

Date:	May 3, 2016	By:	/s/ G. Cotter Cunningham
		Name:	G. Cotter Cunningham
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2016	By:	/s/ J. Scott Di Valerio
		Name:	J. Scott Di Valerio
		Title:	Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Nos.	Description

2.1*
Agreement and Plan of Merger dated April 5, 2016 by and among RetailMeNot, Inc., Project Zen Acquisition Corp., GiftcardZen Inc and Aaron Dragushan (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2016).

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

10.1*	RetailMeNot, Inc. 2016 Bonus Plan (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2016).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Incorporated herein by reference to the indicated filing.

**	Furnished herewith.