Form 10-Q
period 2016-06-30
RetailMeNot, Inc.
filed 2016-08-02
CIK 1475274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,676,542 shares of Series 1 Common Stock, $0.001 par value per share as of July 21, 2016.

RETAILMENOT, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
RETAILMENOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	As of June 30, 2016	As of December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$244,409	$259,769
Accounts receivable (net of allowance for doubtful accounts of $2,779 and $2,905 at June 30, 2016 and December 31, 2015, respectively)	42,247	67,504
Inventory	922	—
Prepaids and other current assets, net	13,048	9,959
Total current assets	300,626	337,232
Property and equipment, net	21,605	21,382
Intangible assets, net	61,076	61,245
Goodwill	192,371	174,725
Other assets, net	6,758	8,040
Total assets	$582,436	$602,624
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,687	$8,713
Accrued compensation and benefits	12,008	10,136
Accrued expenses and other current liabilities	8,008	7,155
Income taxes payable	2,225	5,109
Current maturities of long term debt	10,000	10,000
Total current liabilities	39,928	41,113
Deferred tax liability—noncurrent	2,825	1,498
Long term debt	55,876	60,872
Other noncurrent liabilities	8,455	7,752
Total liabilities	107,084	111,235
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Series 1 common stock: $0.001 par value, 150,000,000 shares authorized; 48,930,634 and 51,091,393 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	49	51
Series 2 common stock: $0.001 par value, 6,107,494 shares authorized; zero shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	480,380	495,151
Accumulated other comprehensive loss	(5,640)	(4,883)
Retained earnings	563	1,070
Total stockholders’ equity	475,352	491,389
Total liabilities and stockholders’ equity	$582,436	$602,624
See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$64,250	$53,180	$118,899	$113,564
Cost of net revenues	14,905	5,176	20,105	10,522
Gross profit	49,345	48,004	98,794	103,042
Operating expenses:
Product development	13,000	13,072	25,611	26,392
Sales and marketing	24,165	22,636	47,490	44,277
General and administrative	10,833	9,712	21,059	19,282
Amortization of purchased intangible assets	2,519	2,739	4,473	5,365
Other operating expenses	2,462	763	3,294	1,528
Total operating expenses	52,979	48,922	101,927	96,844
Income (loss) from operations	(3,634)	(918)	(3,133)	6,198
Other income (expense):
Interest expense, net	(571)	(492)	(1,171)	(913)
Other income (expense), net	442	(154)	564	(397)
Income (loss) before income taxes	(3,763)	(1,564)	(3,740)	4,888
Benefit from (provision for) income taxes	3,292	(27)	3,233	(2,420)
Net income (loss)	$(471)	$(1,591)	$(507)	$2,468
Net income (loss) per share:
Basic	$(0.01)	$(0.03)	$(0.01)	$0.05
Diluted	$(0.01)	$(0.03)	$(0.01)	$0.04
Weighted average number of common shares used in computing net income (loss) per share:
Basic	48,828	53,482	49,008	53,754
Diluted	48,828	53,482	49,008	54,891
See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(471)	$(1,591)	$(507)	$2,468
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,368)	986	(757)	(1,945)
Comprehensive income (loss)	$(1,839)	$(605)	$(1,264)	$523
See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(507)	$2,468
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	8,507	8,179
Stock-based compensation expense	12,635	13,357
Deferred income tax expense	2,002	282
Excess income tax benefit from stock-based compensation	(33)	(1,307)
Non-cash interest expense	208	203
Impairment of assets	834	—
Amortization of deferred compensation	2,458	1,536
Other non-cash (gains) losses, net	(2,009)	1,152
Provision for doubtful accounts receivable	257	(287)
Changes in operating assets and liabilities:
Accounts receivable, net	24,164	30,961
Inventory	(55)	—
Prepaid expenses and other current assets, net	(5,517)	(1,730)
Accounts payable	(1,402)	1,156
Accrued expenses and other current liabilities	(1,508)	(12,161)
Other noncurrent assets and liabilities	1,151	832
Net cash provided by operating activities	41,185	44,641
Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired	(21,279)	—
Purchase of property and equipment	(5,124)	(6,323)
Purchase of other assets	(44)	(4,302)
Purchase of non-marketable investment	—	(4,000)
Proceeds from sale of property and equipment	10	5
Net cash used in investing activities	(26,437)	(14,620)
Cash flows from financing activities:
Proceeds from notes payable, net of issuance costs	—	29,950
Payments on notes payable	(5,000)	(2,500)
Proceeds from issuance of common stock, net of tax payments related to net share settlement of equity awards	(1,190)	4,466
Excess income tax benefit from stock-based compensation	33	1,307
Payments for repurchase of common stock	(23,770)	(27,192)
Payments of principal on capital lease arrangements	—	(7)
Net cash (used in) provided by financing activities	(29,927)	6,024
Effect of foreign currency exchange rate on cash	(181)	(710)
Change in cash and cash equivalents	(15,360)	35,335
Cash and cash equivalents, beginning of period	259,769	244,482
Cash and cash equivalents, end of period	$244,409	$279,817
Supplemental disclosure of cash flow information
Interest payments	$1,191	$591
Income tax payments, net of refunds	$4,591	$11,975
See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.
Notes to Condensed Consolidated Financial Statements (unaudited)
1. Description of Business
We operate a leading digital savings destination connecting consumers with retailers, restaurants and brands, both online and in-store. We operate under the RetailMeNot brand in the U.S. and portions of the European Union, VoucherCodes in the U.K. and Poulpeo and Ma-Reduc in France. We also operate our discounted gift card marketplace under the RetailMeNot and Giftcard Zen brands in the U.S. Our websites, mobile applications, email newsletters and alerts and social media presence enable consumers to search for, discover and redeem relevant digital offers, including discounted digital and physical gift cards, from retailers and brands. Our marketplace features digital offers across multiple product categories, including clothing and shoes; electronics; health and beauty; home and office; travel, food and entertainment; and personal and business services. We believe our investments in digital offer content quality, product innovation and direct retailer relationships allow us to offer a compelling experience to consumers looking to save money, whether online or in-store.
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
The accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments and those items discussed in these notes, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2015, which are included in our Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other period.
Significant Estimates and Judgments
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net revenues and expenses during the reporting periods. These estimates and assumptions could have a material effect on our future results of operations and financial position. Significant items subject to our estimates and assumptions include stock-based compensation, income taxes, valuation of acquired goodwill and intangible assets, allowance for doubtful accounts, revenue returns reserve, the best estimate of selling prices associated with multiple element revenue arrangement, unrecognized tax benefits, acquisition-related contingent liabilities, the useful lives of property and equipment and intangible assets, deferred compensation arrangements and the fair value of derivative assets and liabilities. As a result, actual amounts could differ from those presented herein.
Business Segment
To align with a change in how our chief operating decision maker evaluates business performance, we added Gift Card as a separate reportable segment during the second quarter of 2016. The change in segment evaluation and disclosure was made concurrent with the purchase of GiftcardZen Inc, a secondary marketplace for gift cards, on April 5, 2016. As a result, we now have two operating and reporting segments. Our Gift Card segment consists of our marketplace for gift cards, and our Core segment consists of all other products and services that are related to our marketplace for digital offers. Our chief operating decision maker, or CODM, is our Chief Executive Officer, or CEO. Our CEO allocates resources and assesses performance of the business and other activities at the reportable segment level.
Cash and Cash Equivalents
All highly-liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents.

Accounts Receivable, Net
Accounts receivable, net primarily represent amounts due from retailers, generally through various performance marketing networks, for commissions earned on consumer purchases and amounts due for advertising. We record an allowance for doubtful accounts in an amount equal to the estimated probable losses net of recoveries, which are based on an analysis of historical bad debt, current receivables aging and expected future write-offs of uncollectible accounts, as well as an assessment of specific identifiable accounts considered at risk or uncollectible. Accounts receivable are written off against the allowance for doubtful accounts when it is determined that the receivable is uncollectible.
Inventory
Inventory consists of the costs to acquire gift cards from consumers and businesses for listing on our secondary marketplace, and is valued using the specific identification method, net of reserves for slow moving inventory and inventory shrinkage due to book-to-physical adjustments.
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
During the first quarter of 2016, we noted circumstances that indicated the carrying amount of internally developed software and website development costs related to certain projects might not be recoverable. As a result, we performed a review for impairment of the costs associated with these projects, and have recognized $0.8 million of impairment expense within other operating expenses on our consolidated statement of operations during the six months ended June 30, 2016.
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
We evaluate the recoverability of goodwill using a two-step impairment process tested at the reporting unit level. In the first step, the fair value for our reporting unit is compared to our book value including goodwill. If the fair value is less than the book value, a second step is performed that compares the implied fair value of goodwill to the book value of the goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the sole reporting segment and the net fair value of the identifiable assets and liabilities excluding goodwill. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment charge in the consolidated statements of operations. We did not record any goodwill impairment charges during the three and six months ended June 30, 2016 and the year ended December 31, 2015.
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

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of intangible assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. When such events occur, we compare the carrying amounts of the assets to their undiscounted cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and the fair value. We did not record any intangible asset impairment charges during the three and six months ended June 30, 2016. During the year ended December 31, 2015, we recorded an intangible assets impairment charge of $2.3 million associated with Bons-de-Reduction.com, a French website we stopped supporting in October 2015.
Revenue Recognition
With respect to our Core segment, which consists of our marketplace for digital offers, we recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the fee to the paid retailer, defined as a retailer with which we have a contract, is fixed or determinable and collectability of the resulting receivable is reasonably assured. For commission revenues, which represent the substantial majority of our net revenues, revenue recognition generally occurs when a consumer, having visited one of our websites and clicked on a digital offer for a paid retailer makes a purchase with such paid retailer, and completion of the order is reported to us by such paid retailer, either directly or through a performance marketing network. The reporting by the paid retailer includes the amount of commissions the paid retailer has calculated as owing to us. Certain paid retailers do not provide reporting until a commission payment is made. In those cases, which have historically not been significant, we record commission revenues on a cash basis. For advertising revenues, revenue recognition occurs when we display a paid retailer’s advertisements on our websites or mobile applications. Rates for advertising are typically negotiated with individual retailers with which we have contracts. Payments for advertising may be made directly by retailers or through performance marketing networks.
We also generate revenues in our Gift Card segment, the substantial majority of which are derived from the sale of previously owned gift cards and the remainder of which are derived from the sale of gift cards acquired from merchants. We generally purchase gift cards at a discount to face value and resell them to consumers and businesses through our online marketplace at a markup to our cost, while still at a discount to face value. For gift card revenues, revenue recognition occurs when the cards are sent to the purchaser.
Multiple Element Arrangements. When we enter into revenue arrangements with certain paid retailers that are comprised of multiple deliverables, inclusive of the promotion of digital offers and advertising, we allocate consideration to all deliverables based on the relative selling price method in accordance with the selling price hierarchy. The objective of the hierarchy is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis and requires the use of: (1) vendor-specific objective evidence, or VSOE, if available; (2) third-party evidence, or TPE, if VSOE is not available; and (3) a best estimate of the selling price, or BESP, if neither VSOE nor TPE is available.
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

We estimate and record a reserve for commission and advertising revenues based upon actual, historical return rates as reported to us by paid retailers to provide for end-user cancellations or product returns, which may not be reported by the paid retailer or performance marketing network until a subsequent date. As such, we report commission revenues net of the estimated returns reserve. Net revenues are reported net of sales taxes, where applicable.
Our payment arrangements with paid retailers are both direct and through performance marketing networks, which act as intermediaries between the paid retailers and us. No paid retailer individually accounted for more than 10% of net revenues or accounts receivable as of and for the three and six months ended June 30, 2016 and 2015.
Cost of Net Revenues
Cost of net revenues is composed of direct and indirect costs incurred to generate revenue. For our Gift Card segment, these costs consist primarily of the costs to acquire gift cards, including shipping costs. For our Core segment, these costs consist primarily of the personnel costs of our salaried merchandising and technology support employees and fees paid to third-party contractors engaged in the operation and maintenance of our existing websites and mobile applications. Such technology costs also include website hosting and Internet service costs. Other costs include allocated facility and general information technology costs.
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
Stock-Based Compensation Expense
Stock-based compensation expense is measured at the grant date based on the estimated fair value of the award, net of estimated forfeitures. We recognize these compensation costs on a straight-line basis over the requisite service period of the award. Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for differences in actual forfeitures from those estimates. We include stock-based compensation expense in cost of net revenues and operating expenses in our consolidated statements of operations, consistent with the respective employees’ cash compensation. We determine the fair value of stock options on the grant date using the Black-Scholes-Merton valuation model or a Monte Carlo simulation model for performance stock options granted to certain executives in 2016.
Fair Value of Financial Instruments
The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable, approximate fair value due to the instruments’ short-term maturities or, in the case of the long-term notes payable, based on the variable interest rate feature. We record derivative assets and liabilities at fair value.
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
We have entered into derivative instruments to hedge certain exposures to foreign currency risk on non-functional currency denominated intercompany loans and the re-measurement of certain assets and liabilities denominated in non-functional currencies in our foreign subsidiaries. We may enter into further such instruments in the future. We have not elected to apply hedge accounting or hedge accounting does not apply. Gains and losses resulting from a change in fair value for these derivatives are reflected in the period in which the change occurs and are recorded in other income (expense), net in our consolidated statement of operations. During the three and six months ended June 30, 2016, we recorded a gain of $0.5 million and a gain of $0.2 million, respectively, related to our foreign exchange derivative instruments. During the three and six months ended June 30, 2015, we recorded a loss of $0.4 million and a gain of $0.6 million, respectively, related to our foreign exchange derivative instruments. The fair value of our outstanding foreign exchange derivative instruments as of June 30, 2016 and December 31, 2015 was $0.3 million and $0.0 million, respectively. The notional amount of our outstanding foreign exchange derivative instruments as of June 30, 2016 and December 31, 2015 was $6.7 million and $6.3 million, respectively.

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
In February 2016, the FASB issued new guidance that amends the existing accounting standards for lease accounting. The guidance requires lessees to recognize assets and liabilities on their balance sheets for all leases with terms of more than twelve months. Additionally, the guidance requires new qualitative and quantitative disclosures about leasing activities. The guidance requires a modified retrospective application approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the effect that the adoption of this guidance will have on our consolidated financial statements.
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

3. Acquisitions
On April 5, 2016, we acquired GiftcardZen Inc, a private company and the operator of giftcardzen.com, a secondary marketplace for gift cards, for $21.8 million of cash consideration. The cash consideration is subject to adjustment based on the final determination of the amount of GiftcardZen Inc’s working capital.
The following table summarizes the preliminary allocation of the purchase price of GiftcardZen Inc, with amounts shown below at fair value at the acquisition date (in thousands):

Cash acquired	$500
Inventory acquired	867
Other tangible assets acquired	119
Identifiable intangible assets:
Customer relationships	48
Marketing-related	1,064
Contract-based	1,978
Technology-based	1,077
Goodwill	17,298
Total assets acquired	22,951
Total liabilities assumed	(1,172)
Total	$21,779
Goodwill represents the excess of the purchase price over the aggregate fair value of the net tangible and identifiable intangible assets acquired and represents the expected synergies of the transaction and the knowledge and experience of the workforce in place. The goodwill from the acquisition is not deductible for tax purposes. The acquired customer relationships intangible assets have an estimated useful life of 2 years from the date of acquisition, the acquired marketing-related intangible assets have an estimated useful life of 2 years from the date of acquisition, the acquired contract-based intangible assets have estimated useful lives that range from 3 years to 5 years from the date of acquisition and the acquired technology-based intangible assets have an estimated useful life of 1 year from the date of acquisition. The total weighted average amortization period for the intangibles acquired is 2.6 years.
The preliminary allocation is based on estimates, assumptions, and valuations that have not progressed to a stage where there is sufficient information to make a definitive allocation.  Accordingly, the allocation will remain preliminary until we have all information to finalize the allocation of the purchase price. In connection with the acquisition, we incurred approximately $0.5 million in direct acquisition costs. These costs were expensed as incurred within general and administrative expense in our consolidated statement of operations.
The results of GiftcardZen Inc have been included in our consolidated results since the acquisition date of April 5, 2016.
In conjunction with the acquisition of GiftcardZen Inc, we entered into deferred compensation arrangements with a key employee of GiftcardZen Inc as well as certain other employees. These arrangements have a total value of up to $12.0 million, to be paid at dates between 10 and 24 months following the acquisition, contingent upon the achievement of specific performance targets and those employees' continued employment with RetailMeNot. During the six months ended June 30, 2016, we have recognized $2.5 million of expense associated with these arrangements within other operating expenses in our consolidated statement of operations. We are accreting a liability concurrent with expense recognition, with the expectation to pay out the full amount of the arrangements upon achievement of the specific performance targets, assuming the employees' continued employment with RetailMeNot. As of June 30, 2016, we have recognized $1.7 million in accrued compensation and benefits and $0.8 million in other noncurrent liabilities on our consolidated balance sheets..
4. Goodwill and Other Intangible Assets
During the second quarter of 2016, we preliminarily recognized $17.3 million of goodwill generated by our acquisition of GiftcardZen, Inc. The recognized goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. We have allocated the goodwill from our GiftcardZen Inc acquisition to our Gift Card segment, which was added as a separate reportable segment during the second quarter of 2016. See Note 10, “Segment Reporting,” for a description of our segments.

Changes in our goodwill balance for the year ended December 31, 2015 and the six months ended June 30, 2016 are summarized in the table below (in thousands):

	Core	Gift Card	Total
Balance at December 31, 2014	$176,927	$—	$176,927
Acquired in business combinations	—	—	—
Foreign currency translation adjustment	(2,202)	—	(2,202)
Balance at December 31, 2015	174,725	—	174,725
Acquired in business combinations (unaudited)	—	17,298	17,298
Foreign currency translation adjustment (unaudited)	348	—	348
Balance at June 30, 2016 (unaudited)	$175,073	$17,298	$192,371
Intangible assets consisted of the following as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	Weighted- Average Amortization Period (Months)	Estimated Useful Life (Months)	June 30, 2016 (unaudited)
			Gross	Accumulated Amortization	Impairment Expense	Net
Customer relationships	180	24-180	$15,894	$(6,031)	$—	$9,863
Marketing-related	152	24-180	79,897	(32,120)	—	47,777
Contract-based	57	12-60	21,711	(19,073)	—	2,638
Technology-based	12	12	8,747	(7,949)	—	798
Total intangible assets			$126,249	$(65,173)	$—	$61,076

	Weighted- Average Amortization Period (Months)	Estimated Useful Life (Months)	December 31, 2015
			Gross	Accumulated Amortization	Impairment Expense	Net
Customer relationships	180	180	$16,082	$(5,496)	$(243)	$10,343
Marketing-related	154	48-180	80,745	(28,755)	(2,068)	49,922
Contract-based	58	12-60	19,755	(18,746)	(29)	980
Technology-based	12	12	7,643	(7,643)	—	—
Total intangible assets			$124,225	$(60,640)	$(2,340)	$61,245
In October 2015, we decided to no longer support the Bons-de-Reduction.com brand. We have redirected traffic from Bons-de-Reduction.com to Poulpeo.com, and do not expect Bons-de-Reduction.com to provide additional income. As a result, we determined that a complete impairment of the remaining unamortized intangible assets associated with Bons-de-Reduction was warranted, resulting in an impairment charge of $2.3 million. We did not record any intangible asset impairment charges during the six months ended June 30, 2016.
5. Commitments and Contingencies
Operating Leases
We lease office space, including our corporate headquarters in Austin, Texas, under non-cancellable operating leases. Rent expense under these operating leases was $1.9 million and $1.7 million for the three months ended June 30, 2016 and 2015, respectively, and $3.6 million and $3.0 million for the six months ended June 30, 2016 and 2015, respectively.
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
6. Stockholders’ Equity and Stock-Based Compensation
Common Stock
Our certificate of incorporation authorizes shares of stock as follows: 150,000,000 shares of Series 1 common stock, 6,107,494 shares of Series 2 common stock and 10,000,000 shares of preferred stock. The common and preferred stock have a par value of $0.001 per share. As of June 30, 2016 and December 31, 2015, 48,930,634 and 51,091,393 shares of Series 1 common stock were outstanding, respectively. As of June 30, 2016 and December 31, 2015, zero shares of preferred stock and Series 2 common stock were outstanding.
Share Repurchase
In February 2015, our board of directors authorized a share repurchase program. Under the program, we were initially authorized to repurchase shares of Series 1 common stock for an aggregate purchase price not to exceed $100 million. In February 2016, our board of directors authorized an additional $50 million under the repurchase program, bringing the total amount of the program up to $150 million. The repurchase program is authorized through February 2017. During the six months ended June 30, 2016, we repurchased 2,699,204 shares of Series 1 common stock at an aggregate purchase price of $23.7 million, and during the year ended December 31, 2015, we repurchased 4,323,000 shares of Series 1 common stock at an aggregate purchase price of $52.8 million.
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
In April 2016 in connection with our acquisition of GiftcardZen Inc our board of directors approved the assumption of GiftcardZen Inc's existing 2012 Equity Incentive Plan (the "GCZ Plan") in accordance with NASDAQ Rule 5635, which provides that shares available under certain plans acquired in mergers or other acquisitions may be used for certain post-transaction grants of options or other equity awards.
Under our 2013 Plan and GCZ Plan, we granted stock options, restricted stock units, performance stock options and performance restricted stock units during the six months ended June 30, 2016. The fair value of our market-based performance stock options was estimated on the grant date using a Monte Carlo simulation. The fair value of our performance restricted stock units was estimated based on the fair market value of our stock on the grant date and the number of restricted stock units we expect to vest based on our estimate of the achievement of the underlying performance conditions.
We recorded stock-based compensation expense of $6.1 million and $6.5 million for the three months ended June 30, 2016 and 2015, respectively, and $12.6 million and $13.4 million for the six months ended June 30, 2016 and 2015, respectively. We include stock-based compensation expense in cost and expenses consistent with the classification of respective employees’ cash compensation in our consolidated statements of operations. Individuals exercised 24,679 and 687,880 stock options during the six months ended June 30, 2016 and the year ended December 31, 2015, respectively. During the six months ended June 30, 2016 and the year ended December 31, 2015 we issued 382,119 and 269,236 shares of Series 1 common stock, respectively, net of shares withheld for taxes, upon the vesting of restricted stock units.
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
7. Earnings (Loss) Per Share
The rights of the holders of Series 1 and Series 2 common stock are identical, except with respect to voting. Each share of Series 1 and Series 2 common stock is entitled to one vote per share; however holders of Series 2 common stock are not entitled to vote in connection with the election of the members of our board of directors. Shares of Series 2 common stock may be converted into shares of Series 1 common stock at any time at the option of the stockholder. As of June 30, 2016 and 2015, no shares of Series 2 common stock were outstanding.
The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
Numerator
Net income (loss)	$(471)	$(1,591)	$(507)	$2,468
Denominator
Weighted average common shares outstanding - basic	48,828	53,482	49,008	53,754
Dilutive effect of stock options, restricted stock units, and Employee Stock Purchase Plan shares	—	—	—	1,137
Weighted average common shares outstanding - diluted	48,828	53,482	49,008	54,891
Net income (loss) per share:
Basic	$(0.01)	$(0.03)	$(0.01)	$0.05
Diluted	$(0.01)	$(0.03)	$(0.01)	$0.04

The following common equivalent shares were excluded from the diluted net income (loss) per share calculation, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
Stock options	733	1,622	737	2,964
Restricted stock units	2,419	2,295	2,097	680
Employee Stock Purchase Plan shares	—	403	—	—
Total	3,152	4,320	2,834	3,644
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2016 (unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Money market deposit accounts	$160,804	$—	$—	$160,804
Foreign exchange contract	$—	$338	$—	$338
	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market deposit accounts	$160,566	$—	$—	$160,566
Foreign exchange contract	$—	$19	$—	$19

Money market deposit accounts are reported on our consolidated balance sheets as cash and cash equivalents and derivative instruments are reported on our consolidated balance sheets as either accrued expenses and other current liabilities or prepaid assets and other current assets, net.
The fair value of our derivative instruments has been determined using pricing models that take into account the underlying contract terms, as well as all applicable inputs, such as currency rates. The derivative instruments have a fair value of $0.3 million and $0.0 million as of June 30, 2016 and December 31, 2015, respectively.
Our other financial instruments consist primarily of accounts receivable, accounts payable, accrued liabilities and notes payable. The carrying value of these assets and liabilities approximate their respective fair values as of June 30, 2016 and December 31, 2015 due to the short-term maturities, or in the case of our long term notes payable, based on the variable interest rate feature.
During the six months ended June 30, 2016, we recorded a fair value adjustment to the carrying amount of internally developed software and website development costs related to certain projects, resulting in $0.8 million of impairment expense. See Note 2, “Summary of Significant Accounting Policies.” During the year ended December 31, 2015, we recorded a fair value adjustment to the identified intangible assets associated with one of our websites, Bons-de-Reduction.com, resulting in $2.3 million of impairment expense. See Note 4, “Goodwill and Other Intangible Assets.”
9. Income Taxes
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
For the three months ended June 30, 2016 and 2015, we recorded income tax benefit of $3.3 million and expense of $27 thousand, respectively, resulting in an effective tax rate of 87.5% and (1.7)%, respectively. For the six months ended June 30, 2016 and 2015, we recorded income tax benefit of $3.2 million and expense of $2.4 million, respectively, resulting in an effective tax rate of 86.4% and 49.5%, respectively. Our quarterly effective tax rate is subject to significant volatility based on the actual amount of pre-tax income or loss we generate in the period, changes to our forecasted annual effective tax rate and the impact of discrete items arising in the quarter.
As of June 30, 2016, our forecasted annual effective tax rate estimate for the year ended December 31, 2016 differed from the statutory rate primarily due to tax charges associated with non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which are partially offset by the benefit from U.S. federal research and development tax credits. As of June 30, 2015, our forecasted annual effective tax rate estimate for the year ended December 31, 2015 differed from the statutory rate primarily due to tax charges associated with non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which was partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options.
10. Segment Reporting
Our two reportable segments are Core and Gift Card. We added Gift Card as a reportable segment during the second quarter of 2016 to align with a change in how our CODM evaluates our overall business performance, concurrent with the April 5, 2016 purchase of GiftcardZen Inc, a secondary marketplace for gift cards. Our Gift Card segment consists of our marketplace for gift cards, and our Core segment consists of all other products and services that are related to our marketplace for digital offers.
Our CODM, who is our CEO, allocates resources and assesses performance of the business at the reportable segment level based primarily on net revenues and segment operating income (loss) for both segments and gross profit for our Gift Card segment. Segment operating income (loss) includes internally allocated costs of our information technology function. We do not allocate stock-based compensation expense, depreciation and amortization expense, third-party acquisition-related costs or other operating expenses to our segments, and these expenses are included in the Unallocated column in the reconciliations below. Our performance evaluation does not include segment assets.

The following tables present information by reportable operating segment, and a reconciliation of these amounts to our consolidated statements of operations, for the three and six month periods ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30, 2016 (unaudited)
	Core	Gift Card	Unallocated	Total
Net revenues	$53,509	$10,741	$—	$64,250
Cost of net revenues	4,387	9,927	591	14,905
Gross profit	49,122	814	(591)	49,345
Operating expenses:
Product development	9,546	254	3,200	13,000
Sales and marketing	22,386	355	1,424	24,165
General and administrative	7,379	514	2,940	10,833
Amortization of purchased intangible assets	—	—	2,519	2,519
Other operating expenses	—	—	2,462	2,462
Total operating expenses	39,311	1,123	12,545	52,979
Income (loss) from operations	$9,811	$(309)	$(13,136)	$(3,634)

	Three Months Ended June 30, 2015 (unaudited)
	Core	Gift Card	Unallocated	Total
Net revenues	$53,180	$—	$—	$53,180
Cost of net revenues	4,523	—	653	5,176
Gross profit	48,657	—	(653)	48,004
Operating expenses:
Product development	10,206	—	2,866	13,072
Sales and marketing	20,780	—	1,856	22,636
General and administrative	7,029	—	2,683	9,712
Amortization of purchased intangible assets	—	—	2,739	2,739
Other operating expenses	—	—	763	763
Total operating expenses	38,015	—	10,907	48,922
Income (loss) from operations	$10,642	$—	$(11,560)	$(918)

	Six Months Ended June 30, 2016 (unaudited)
	Core	Gift Card	Unallocated	Total
Net revenues	$108,158	$10,741	$—	$118,899
Cost of net revenues	8,955	9,927	1,223	20,105
Gross profit	99,203	814	(1,223)	98,794
Operating expenses:
Product development	18,847	254	6,510	25,611
Sales and marketing	43,893	355	3,242	47,490
General and administrative	14,363	514	6,182	21,059
Amortization of purchased intangible assets	—	—	4,473	4,473
Other operating expenses	—	—	3,294	3,294
Total operating expenses	77,103	1,123	23,701	101,927
Income (loss) from operations	$22,100	$(309)	$(24,924)	$(3,133)

	Six Months Ended June 30, 2015 (unaudited)
	Core	Gift Card	Unallocated	Total
Net revenues	$113,564	$—	$—	$113,564
Cost of net revenues	9,151	—	1,371	10,522
Gross profit	104,413	—	(1,371)	103,042
Operating expenses:
Product development	20,604	—	5,788	26,392
Sales and marketing	40,692	—	3,585	44,277
General and administrative	13,800	—	5,482	19,282
Amortization of purchased intangible assets	—	—	5,365	5,365
Other operating expenses	—	—	1,528	1,528
Total operating expenses	75,096	—	21,748	96,844
Income (loss) from operations	$29,317	$—	$(23,119)	$6,198
The following table presents information about the type of expenses included in the Unallocated column in the reconciliations above (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Depreciation expense	$2,038	$1,514	$4,034	$2,814
Stock-based compensation expense	6,053	6,544	12,635	13,357
Third party acquisition-related costs	64	—	488	55
Amortization of purchased intangible assets	2,519	2,739	4,473	5,365
Other operating expenses	2,462	763	3,294	1,528
Total Unallocated expenses	$13,136	$11,560	$24,924	$23,119

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
Overview
We operate a leading digital savings destination, connecting consumers with retailers, restaurants and brands, online and in-store. In the year ended December 31, 2015, our marketplace featured digital offers from over 70,000 retailers and brands, and we had contracts with more than 12,000 retailers. According to our internal data compiled using Google Analytics, during the trailing 12 months ended June 30, 2016, we had approximately 689 million total visits to our desktop and mobile websites. During the three months ended June 30, 2016, we averaged approximately 18.8 million mobile unique visitors per month.
Core Segment
We derive the substantial majority of our Core segment net revenues, which constitute the majority of our consolidated net revenues, from retailers, restaurants or brands that pay us directly or through third-party performance marketing networks. A retailer is a merchant that sells goods or services directly to consumers. A paid retailer is a retailer, restaurant or brand that has contracted to pay us a commission for sales which we influence using digital offers made available in our marketplace and/or a retailer, restaurant or brand that we have a contract with to pay us to promote their digital offers or provide advertising in our marketplace. In some instances, the paid retailer itself provides affiliate tracking links for attribution of online sales using digital offers made available in our marketplace and pays us directly. However, in most cases, paid retailers contract with performance marketing networks to provide affiliate tracking links for attribution of online sales using digital offers made available in our marketplace. These paid retailers then pay the commissions we earn to the performance marketing network, which in turn pays those commissions to us. In general, our contracts with performance marketing networks govern our use of affiliate tracking links made available to us by the performance marketing network and the remittance of any commissions payable to us from paid retailers utilizing the performance marketing network. The performance marketing network with which a paid retailer contracts to provide affiliate tracking links provides us with the paid retailer’s contract terms, which must be accepted by us and the paid retailer, and which further govern our use of affiliate tracking links for such paid retailer and payment of commissions to us. Our contracts are generally short term, meaning that they can be canceled by any of the contracting parties on 30 days’ notice or less.
During the three and six months ended June 30, 2016 and 2015, the majority of our net revenues were derived from commissions earned when consumers made purchases using digital offers featured on our websites and mobile applications. We expect that a majority of our net revenues in the future will continue to be derived from these commissions.

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
Gift Card Segment
We also generate net revenues from our Gift Card segment, the substantial majority of which are derived from the sale of previously owned gift cards and the remainder of which are derived from the sale of gift cards acquired from retailers and restaurants. We generally purchase gift cards at a discount to face value and resell them to consumers and businesses through our online marketplace at a markup to our cost, while still at a discount to face value.
On April 5, 2016, we acquired GiftcardZen Inc, a private company and the operator of giftcardzen.com, a secondary marketplace for gift cards, for approximately $21.8 million of cash consideration. The cash consideration is subject to adjustment based on the final determination of the amount of GiftcardZen Inc’s working capital. In connection with the acquisition, we incurred approximately $0.5 million in direct acquisition costs.
In conjunction with the acquisition of GiftcardZen Inc, we entered into deferred compensation arrangements with a key employee of GiftcardZen Inc as well as certain other employees. These arrangements have a total value of up to $12.0 million, to be paid at dates between 10 and 24 months following the acquisition, contingent upon the achievement of specific performance targets and those employees' continued employment with RetailMeNot.
Consolidated Results
During the three and six months ended June 30, 2016, we generated net revenues of $64.3 million and $118.9 million, respectively, representing increases over the comparable prior year periods of 20.8% and 4.7%, respectively. Excluding net revenues from our Gift Card segment, which are primarily composed of net net revenues from GiftcardZen Inc, which we acquired in the current quarter, net revenues for the three and six months ended June 30, 2016 grew by 0.6% and declined by 4.8%, respectively, as compared to the comparable prior year three and six month periods.
Net income (loss) changed from a loss of $1.6 million and income of $2.5 million for the three and six months ended June 30, 2015, respectively, to a loss of $0.5 million and a loss of $0.5 million for the three and six months ended June 30, 2016, respectively. Adjusted EBITDA decreased from $10.6 million and $29.3 million to $9.5 million and $21.8 million over the comparable prior year three and six month periods, respectively. See the information under the caption “Discussion Regarding Non-GAAP Financial Measures” below for further discussion of adjusted EBITDA, our use of this measure, the limitations of this measure as an analytical tool, and the reconciliation of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.
Strategic Initiatives and Investments
We believe that featuring digital offers, including discounted gift cards, is necessary to attract visitors to our marketplace, which includes our websites, mobile applications, email, mobile alerts and social media distribution channels. In addition to increasing the number of visitors to our marketplace, we are focused on increasing the rate and frequency at which these visitors make purchases from retailers whose digital offers are featured in our marketplace. To meet these challenges, we are focused on a combination of marketing strategies, including pay-per-click advertising, search engine optimization, branding campaigns and email and mobile alerts, with a goal of driving visits to our marketplace as well as increasing the exposure of the digital offer category. We are also investing in product enhancements to make it easier for consumers visiting our marketplace to search and find the right digital offers and in expanding the types of digital offers available to consumers on our marketplace. We believe these enhancements will increase consumers’ interactions with retailers, restaurants and brands in our marketplace, which will in turn increase the value we are able to provide to paid retailers.
We intend to achieve future success by continuing to focus on improving the monetization of our mobile websites and mobile applications. Since the launch of our mobile websites and mobile applications, traffic to these properties has increased significantly; however, mobile traffic generally monetizes at a lower rate than desktop traffic. We believe the comparatively lower rate of monetization primarily results from the following: (1) mobile visits tend to be more exploratory in nature, due to lower purchase intent than desktop visits, difficulties in navigating from our mobile websites and applications to retailer websites and friction in the purchase process on retailers' mobile websites, (2) we do not receive sales commissions or attribution when consumers that visit our websites and mobile applications using a mobile device subsequently make a purchase by directly accessing a retailer’s website on another device, such as a desktop or tablet or in-store (a circumstance known as cross device switching) and (3) some retailers currently do not recognize affiliate tracking links on their mobile websites or applications, and the tracking mechanisms related to such may not function to allow proper attribution of sales to us. We intend to introduce new methods of monetizing our consumer traffic, particularly the traffic to our mobile websites and applications, through a variety of methods, including improved attribution to us of the sales that we help drive for our retail, restaurant and brand partners, the use of pricing structures other than our traditional commission-based model (particularly with respect to advertising) and the use of multichannel digital offer solutions.
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
Our acquisition of GiftcardZen Inc significantly expands the gift card content available to users of our websites, and will in the in future be available to users of our in-store solutions, which we believe will drive more consumers to utilize and increase our ability to monetize these solutions.
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
Finally, we also plan to improve the consistency and reliability of our marketplace by continuing to invest in the development and implementation of certain universal software platforms to support our international websites. We believe this investment has allowed, and will in the future allow, us to more easily and rapidly expand organically in new geographic markets and integrate the systems of any additional digital offering businesses which we may acquire and should result in increased operational efficiency.
We believe that these significant investments in our product, team, relationships and technology will enable us to achieve future success and improve the quality, consistency and monetization of our marketplace.
Key Financial and Operating Metrics
We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments, and assess the longer-term performance of our business. The key financial and operating metrics we use are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except net revenues per visit)
Financial Metrics
Online transaction net revenues:
Desktop online transaction net revenues	$34,529	$38,622	$72,723	$85,707
Mobile online transaction net revenues	5,821	4,942	11,758	10,512
Total online transaction net revenues	40,350	43,564	84,481	96,219
Advertising and in-store net revenues	13,159	9,616	23,677	17,345
Gift card net revenues	10,741	—	10,741	—
Net revenues	64,250	53,180	118,899	113,564
Adjusted EBITDA	9,502	10,642	21,791	29,317
Gift Card segment gross profit	814	—	814	—
Core segment operating income	9,811	10,642	22,100	29,317
Operating Metrics
Visits:
Desktop visits	84,274	97,229	176,596	206,388
Mobile visits	67,770	66,798	137,668	137,498
Total visits	152,044	164,027	314,264	343,886
Online transaction net revenues per visit:
Desktop online transaction net revenues per visit	$0.41	$0.40	$0.41	$0.42
Mobile online transaction net revenues per visit	$0.09	$0.07	$0.09	$0.08
Total online transaction net revenues per visit	$0.27	$0.27	$0.27	$0.28
Mobile unique visitors	18,815	18,403	18,815	18,403

Financial Metrics
Desktop Online Transaction Net Revenues. We define desktop online transaction net revenues as amounts paid to us by paid retailers, either directly or through performance marketing networks, in the form of commissions for completed online transactions on desktop and laptop computers and tablet devices. In general, we earn a commission from a paid retailer when a consumer clicks on a digital offer for that paid retailer on one of our websites or tablet applications and then makes an online purchase from that paid retailer.
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
Advertising and In-store Net Revenues. We define advertising net revenues collectively as amounts paid to us by paid retailers for displaying digital offers that may be redeemed on one of our websites, as well as amounts paid to us by paid retailers for providing advertising of the paid retailer’s brand or products in our marketplace. We define in-store net revenues collectively as commission amounts earned from paid retailers when a consumer presents a digital offer to the retailer and the digital offer is scanned or a unique digital offer code is entered by the retailer at the point of sale, as well as other amounts paid to us by paid retailers for displaying digital offers on our websites and mobile applications that may be redeemed in-store.
Gift Card Net Revenues. We define gift card net revenues as amounts paid to us by consumers and businesses related to the sale of gift cards through our gift card marketplace both on our websites and through our mobile application, net of returns.
Net Revenues. We define net revenues as the total of our online transaction net revenues, our advertising and in-store net revenues and our gift card net revenues. We believe net revenues are an important indicator for our business because they are a reflection of the value we offer to consumers and retailers through our marketplace.
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
Gift Card Segment Gross Profit. We define Gift Card segment gross profit as net revenues derived from our Gift Card segment less our cost of net revenues for the Gift Card segment, which consists primarily of the costs to acquire gift cards, including shipping costs and adjustments for chargebacks.
Core Segment Operating Income. We define Core segment operating income as net revenues derived from our Core segment, less the amount of cost of net revenues, product development expense, sales and marketing expense and general and administrative expense allocated to our Core segment. Segment operating income includes internally allocated costs of our information technology function. We do not allocate stock- based compensation expense, depreciation and amortization expense, third-party acquisition-related costs or other operating expenses to our segments.
Operating Metrics
Desktop Visits. We define a desktop visit as an interaction or group of interactions that takes place on one of our websites from desktop and laptop computers and tablet devices within a given time frame as measured by Google Analytics, a product that provides digital marketing intelligence. A single visit can contain multiple page views, events, social interactions, custom variables, and e-commerce transactions. A single visitor can open multiple visits. Visits can occur on the same day, or over several days, weeks, or months. As soon as one visit ends, there is then an opportunity to start a new visit. A visit ends either through the passage of time or a campaign change, with a campaign generally meaning arrival via search engine, referring site, or campaign-tagged information. A visit ends through passage of time either after 30 minutes of inactivity or at midnight Pacific Time. A visit ends through a campaign change if a visitor arrives via one campaign or source, leaves the site, and then returns via another campaign or source. Desktop visits do not include interactions on our tablet applications.
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
Visits. We define visits as the total of our desktop visits and mobile visits. We view visits to our websites as a key indicator of our brand awareness among consumers and whether we are providing consumers with useful products and features, thereby increasing their usage of our marketplace. We believe that a higher level of usage may contribute to an increase in our net revenues and exclusive digital offers as retailers, restaurants and brands will have exposure to a larger potential customer base.
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

The following table presents a reconciliation of adjusted EBITDA to net income (loss) for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(471)	$(1,591)	$(507)	$2,468
Depreciation and amortization	4,557	4,253	8,507	8,179
Stock-based compensation expense	6,053	6,544	12,635	13,357
Third party acquisition-related costs	64	—	488	55
Other operating expenses	2,462	763	3,294	1,528
Interest expense, net	571	492	1,171	913
Other (income) expense, net	(442)	154	(564)	397
(Benefit from) provision for income taxes	(3,292)	27	(3,233)	2,420
Adjusted EBITDA	$9,502	$10,642	$21,791	$29,317

The following tables present depreciation expense and stock-based compensation expense as included in the various lines of our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Depreciation Expense:
Cost of net revenues	$146	$123	$283	$252
Product development	1,267	792	2,481	1,455
Sales and marketing	324	331	665	638
General and administrative	301	268	605	469
Total depreciation expense	$2,038	$1,514	$4,034	$2,814

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Stock-Based Compensation Expense:
Cost of net revenues	$445	$530	$940	$1,119
Product development	1,933	2,074	4,029	4,333
Sales and marketing	1,100	1,525	2,577	2,947
General and administrative	2,575	2,415	5,089	4,958
Total stock-based compensation expense	$6,053	$6,544	$12,635	$13,357

Key Components of Our Results of Operations
Net Revenues
The substantial majority of our net revenues from our Core segment, which constitute the majority of our consolidated net revenues, consists of commissions we receive from paid retailers, either directly or through performance marketing networks. In general, we earn commissions from a paid retailer when a consumer makes a purchase online from that paid retailer after clicking on a digital offer for that paid retailer on one of our websites or mobile applications. We also earn revenues from our in-store product, which include commissions earned from a retailer when a consumer presents a digital offer to the retailer in-store and the digital offer is scanned or a unique digital offer code is entered by the retailer at the point of sale, and amounts paid to us by retailers for displaying digital offers that may be redeemed in-store on our websites or mobile applications.
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
Net revenues from our Gift Card segment are generated through the sale of discounted gift cards to consumers and businesses online, net of returns.
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
We expect personnel costs will be higher in 2016, both in absolute dollars and as a percentage of net revenues, when compared to 2015 as a result of our plan to increase personnel in 2016 as we continue to invest in our business and our April 5, 2016 acquisition of GiftcardZen Inc. Personnel costs for employees include salaries and amounts earned under variable compensation plans, payroll taxes, benefits, stock-based compensation expense, costs associated with recruiting new employees, travel costs and other employee-related costs.
Cost of Net Revenues
Our cost of net revenues consists of direct and indirect costs incurred to generate net revenues. For our Gift Card segment, these costs consist primarily of the costs to acquire gift cards. For our Core segment, these costs consist primarily of the personnel costs of our merchandising, site operations and website technical support employees; fees paid to third-party contractors engaged in the operation and maintenance of our websites and mobile applications; depreciation; and website hosting and Internet service costs. We expect our cost of net revenues to increase in both absolute dollars and as a percentage of net revenues in 2016 due to the costs to acquire gift cards following our purchase of GiftcardZen Inc, and as we continue to build our infrastructure to support our business across multiple markets, endeavor to improve offer diversity and quality and increase the number and amount of consumer purchases resulting from visits to our websites and from use of our mobile applications.
Product Development
Our product development expense consists primarily of personnel costs of our product management and software engineering teams, as well as fees paid to third-party contractors and consultants engaged in the design, development, testing and improvement of the functionality and user experience of our websites and mobile applications. We intend to continue to increase our software engineering resources in the current fiscal year by hiring additional personnel to develop new features and products for our websites and mobile applications. We expect these additional investments to cause our product development expense to increase in absolute dollars in 2016, but we expect product development expenses to decrease as a percentage of net revenues due primarily to an increase in forecasted net revenues associated with our current year acquisition of GiftcardZen Inc.
Sales and Marketing
Our sales and marketing expense consists primarily of personnel costs of our sales, marketing, SEO and business analytics employees, as well as online and other advertising expenditures, branding programs and other marketing expenses. Our advertising, branding programs and other marketing costs include paid search advertising fees, online display advertising, including social networking sites, television advertising, creative development fees, public relations, email campaigns, trade show costs, sweepstakes and promotions and other general marketing costs. We intend to increase our sales and marketing efforts in 2016 to drive consumer traffic to our websites, encourage downloads of, and engagement with, our mobile applications, strengthen our relationships with retailers and increase the overall awareness of our brand. Therefore, we expect our sales and marketing expense to increase in absolute dollars in 2016; however, we expect sales and marketing expense to decrease as a percentage of net revenues due primarily to an increase in forecasted net revenues associated with our current year acquisition of GiftcardZen Inc.
General and Administrative
Our general and administrative expense consists primarily of the personnel costs of our general corporate functions, including executive, finance, accounting, legal and human resources. Other costs included in general and administrative include professional fees for legal, audit and other consulting services, travel and entertainment, charitable contributions, provision for doubtful accounts receivable and other general corporate overhead expenses. We expect our general and administrative expense to increase in absolute dollars in 2016, but we expect general and administrative expense to decrease as a percentage of net revenues due primarily to an increase in forecasted net revenues associated with our current year acquisition of GiftcardZen Inc.
Amortization of Purchased Intangibles
We have recorded identifiable intangible assets in conjunction with our various acquisitions, and are amortizing those assets over their estimated useful lives. We perform impairment testing of goodwill annually on October 1 of each year and, in the case of intangibles with definite lives, whenever events or circumstances indicate that impairment may have occurred. We expect our amortization expenses to decline both in absolute dollars and as a percentage of net revenues in 2016.
Other Operating Expenses
Other operating expenses for the three and six months ended June 30, 2016 consist primarily of amortization expense related to deferred compensation arrangements with employees of GiftcardZen Inc. We acquired GiftcardZen Inc on April 5, 2016 and entered into arrangements with a total value of up to $12.0 million, to be paid to a key employee and certain other employees at dates between 10 and 24 months following the acquisition, contingent upon the achievement of specific performance targets and those employees' continued employment with RetailMeNot.
During the first quarter of 2016, we noted circumstances that indicated the carrying amount of internally developed software and website development costs related to certain projects might not be recoverable. As a result, we performed a review for impairment of the costs associated with these projects, and have recognized $0.8 million of impairment expense within other operating expenses.
Other operating expenses for the three and six months ended June 30, 2015 consisted primarily of amortization expense related to deferred compensation agreements with the selling stockholders of YSL Ventures, Inc. In 2013, we acquired YSL Ventures, Inc. and entered into $6.2 million in deferred compensation agreements with the selling stockholders of the business, $3.1 million of which was paid in October 2014, and the remaining $3.1 million of which was paid in equal quarterly installments over the following year, concluding in October 2015. The deferred compensation was due and payable contingent upon the continued employment of the selling stockholders and as a result we amortized the associated expense over the term of the compensation arrangements with the sellers.
We expect other operating expenses to increase in absolute dollars and as a percentage of net revenues in 2016 as a result of our deferred compensation arrangements with employees of GiftcardZen Inc.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Consolidated Statements of Operations Data:
Net revenues	$64,250	$53,180	$118,899	$113,564
Cost of net revenues	14,905	5,176	20,105	10,522
Gross profit	49,345	48,004	98,794	103,042
Operating expenses:
Product development	13,000	13,072	25,611	26,392
Sales and marketing	24,165	22,636	47,490	44,277
General and administrative	10,833	9,712	21,059	19,282
Amortization of purchased intangible assets	2,519	2,739	4,473	5,365
Other operating expenses	2,462	763	3,294	1,528
Total operating expenses	52,979	48,922	101,927	96,844
Income (loss) from operations	(3,634)	(918)	(3,133)	6,198
Other income (expense):
Interest expense, net	(571)	(492)	(1,171)	(913)
Other income (expense), net	442	(154)	564	(397)
Income (loss) before income taxes	(3,763)	(1,564)	(3,740)	4,888
Benefit from (provision for) income taxes	3,292	(27)	3,233	(2,420)
Net income (loss)	$(471)	$(1,591)	$(507)	$2,468

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consolidated Statements of Operations Data as Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of net revenues	23.2	9.7	16.9	9.3
Gross profit	76.8	90.3	83.1	90.7
Operating expenses:
Product development	20.2	24.6	21.5	23.2
Sales and marketing	37.6	42.6	39.9	39.0
General and administrative	16.9	18.3	17.7	17.0
Amortization of purchased intangible assets	3.9	5.2	3.8	4.7
Other operating expenses	3.9	1.3	2.8	1.3
Total operating expenses	82.5	92.0	85.7	85.2
Income (loss) from operations	(5.7)	(1.7)	(2.6)	5.5
Other income (expense):
Interest expense, net	(0.9)	(0.9)	(1.0)	(0.8)
Other income (expense), net	0.7	(0.3)	0.5	(0.4)
Income (loss) before income taxes	(5.9)	(2.9)	(3.1)	4.3
Benefit from (provision for) income taxes	5.2	(0.1)	2.7	(2.1)
Net income (loss)	(0.7)%	(3.0)%	(0.4)%	2.2%

Net Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net Revenues by Source:
Desktop online transactions	$34,529	$38,622	$72,723	$85,707
Mobile online transactions	5,821	4,942	11,758	10,512
Online transactions	40,350	43,564	84,481	96,219
Advertising and in-store	13,159	9,616	23,677	17,345
Gift card	10,741	—	10,741	—
Total net revenues	$64,250	$53,180	$118,899	$113,564
Percentage of Net Revenues by Source:
Desktop online transactions	53.7%	72.6%	61.2%	75.5%
Mobile online transactions	9.1	9.3	9.9	9.2
Online transactions	62.8	81.9	71.1	84.7
Advertising and in-store	20.5	18.1	19.9	15.3
Gift card	16.7	—	9.0	—
Total percentage	100.0%	100.0%	100.0%	100.0%
Net Revenues by Geography:
U.S.	$52,757	$41,544	$95,241	$88,250
International	11,493	11,636	23,658	25,314
Total net revenues	$64,250	$53,180	$118,899	$113,564
Percentage of Net Revenues by Geography:
U.S.	82.1%	78.1%	80.1%	77.7%
International	17.9	21.9	19.9	22.3
Total percentage	100.0%	100.0%	100.0%	100.0%
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015. Net revenues increased by $11.1 million, or 20.8%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.
The overall increase in net revenues was driven by $10.7 million of gift card net revenues as a result of our April 5, 2016 acquisition of GiftcardZen Inc. In addition, our advertising and in-store net revenues grew by $3.5 million, or 36.8%, and our mobile online transaction net revenues grew by $0.9 million, or 17.8%. The growth in our advertising and in-store net revenues was primarily due to the efforts of our direct sales force as well as improvements to the usability and functionality enhancements of our in-store product. The growth in our mobile online transaction net revenues was primarily driven by improved monetization driven by an increase in the percentage of visits that resulted in a paid transaction, in addition to a 1.5% increase in visits to our mobile websites. In total, these increases were partially offset by a $4.1 million, or 10.6%, decrease in desktop online transaction net revenues. The decrease in our desktop online transaction net revenues was primarily caused by a 13.3% decrease in the total volume of visits to our desktop websites and deterioration in the average commission rate paid to us, which was partially offset by improved monetization driven by an increase in the percentage of visits that resulted in a paid transaction.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015. Net revenues increased by $5.3 million, or 4.7%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.
The overall increase in net revenues was driven by $10.7 million of gift card net revenues as a result of our April 5, 2016 acquisition of GiftcardZen Inc. In addition our advertising and in-store net revenues grew by $6.3 million, or 36.5%, and our mobile online transaction net revenues grew by $1.2 million, or 11.9%. The growth in our advertising and in-store net revenues was primarily due to the efforts of our direct sales force as well as improvements to the usability and functionality enhancements of our in-store product. The growth in our mobile online transaction net revenues was primarily driven by improved monetization driven by an increase in the percentage of visits that resulted in a paid transaction. In total, these increases were partially offset by a $13.0 million, or 15.1%, decrease in desktop online transaction net revenues. The decrease in our desktop online transaction net revenues was primarily caused by a 14.4% decrease in the total volume of visits to our desktop websites and was further driven by a deterioration in the average commission rate paid to us.

Cost of Net Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Cost of net revenues	$14,905	$5,176	$20,105	$10,522
Percentage of net revenues	23.2%	9.7%	16.9%	9.3%
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015. For the three months ended June 30, 2016, cost of net revenues increased by $9.7 million, or 188.0%, compared to the three months ended June 30, 2015. This increase was primarily attributable to $9.9 million of costs to acquire gift cards related to the operations of GiftcardZen Inc, which was purchased subsequent to the prior year comparable period.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015. For the six months ended June 30, 2016, cost of net revenues increased by $9.6 million, or 91.1%, compared to the six months ended June 30, 2015. The increase was primarily attributable to $9.9 million of costs to acquire gift cards related to the operations of GiftcardZen Inc, which was purchased subsequent to the prior year comparable period.
Product Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Product development	$13,000	$13,072	$25,611	$26,392
Percentage of net revenues	20.2%	24.6%	21.5%	23.2%
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015. For the three months ended June 30, 2016, product development expense decreased by $0.1 million, or 0.6%, compared to the three months ended June 30, 2015. This decrease was primarily attributable to a $0.2 million decrease in fees for third-party data storage and hosting services.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015. For the six months ended June 30, 2016, product development expense decreased by $0.8 million, or 3.0%, compared to the six months ended June 30, 2015. The decrease was primarily attributable to a $0.4 million decrease in personnel costs and a $0.4 million decrease in allocated facility and general information technology costs.
Sales and Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Sales and marketing	$24,165	$22,636	$47,490	$44,277
Percentage of net revenues	37.6%	42.6%	39.9%	39.0%
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015. For the three months ended June 30, 2016, sales and marketing expense increased by $1.5 million, or 6.8%, compared to the three months ended June 30, 2015. This increase was primarily attributable to an increase in online, brand and other marketing expenses of $1.2 million, mainly related to contextual advertising placements and user acquisition and retention efforts. In addition, allocated facility and general information technology costs increased by $0.6 million. These increases were offset by a $0.4 million decrease in paid search expenses.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015. For the six months ended June 30, 2016, sales and marketing expense increased by $3.2 million, or 7.3%, compared to the six months ended June 30, 2015. This increase was primarily attributable to an increase in online, brand and other marketing expenses increased of $2.5 million, mainly related to contextual advertising placements and user acquisition and retention efforts. In addition, personnel costs increased by $1.2 million and allocated facility and general information technology costs increased by $1.1 million. These increases were offset by a $1.4 million decrease in paid search expenses.
General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
General and administrative	$10,833	$9,712	$21,059	$19,282
Percentage of net revenues	16.9%	18.3%	17.7%	17.0%
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015. For the three months ended June 30, 2016, general and administrative expense increased by $1.1 million, or 11.5%, compared to the three months ended June 30, 2015. This increase was primarily attributable to a $1.4 million increase in personnel costs.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015. For the six months ended June 30, 2016, general and administrative expense increased by $1.8 million, or 9.2%, compared to the six months ended June 30, 2015. This increase was primarily attributable to a $1.1 million increase in personnel costs. In addition, our provision for doubtful accounts receivable increased by $0.5 million.
Amortization of Purchased Intangible Assets

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Amortization of purchased intangible assets	$2,519	$2,739	$4,473	$5,365
Percentage of net revenues	3.9%	5.2%	3.8%	4.7%
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015. For the three months ended June 30, 2016, amortization of purchased intangible assets decreased by $0.2 million, or 8.0%, compared to the three months ended June 30, 2015. The decrease in amortization expense was primarily due to a decrease of $0.8 million in amortization expense of existing intangible assets, primarily related to the expiration of the useful life of certain of our contract-based purchased intangible assets. This decrease was partially offset by $0.5 million of amortization expense related to intangible assets we have recorded in conjunction with our acquisition of GiftcardZen Inc.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015. For the six months ended June 30, 2016, amortization of purchased intangible assets decreased by $0.9 million, or 16.6%, compared to the six months ended June 30, 2015. The decrease in amortization expense was primarily due to a decrease of $1.6 million in amortization expense of existing intangible assets, primarily related to the expiration of the useful life of certain of our contract-based purchased intangible assets. This decrease was partially offset by $0.5 million of amortization expense related to intangible assets we have recorded in conjunction with our acquisition of GiftcardZen Inc.

Other Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Impairment of assets	$—	$—	$834	$—
Deferred compensation	2,458	768	2,458	1,536
Asset disposal loss (gain)	4	(5)	2	(8)
Total other operating expenses	$2,462	$763	$3,294	$1,528
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015. During the three months ended June 30, 2016, we recognized $2.5 million in deferred compensation expense for our April 5, 2016 acquisition of GiftcardZen Inc.
During the three months ended June 30, 2015, we recognized $0.8 million in deferred compensation expense for our October 2013 acquisition of the business of YSL Ventures, Inc. Our deferred compensation agreements with the selling stockholders of YSL Ventures, Inc. were completed in October 2015.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015. During the six months ended June 30, 2016, we recognized $2.5 million in deferred compensation expense for our April 5, 2016 acquisition of GiftcardZen Inc. Additionally, during the three months ended March 31, 2016, we noted circumstances that indicated the carrying amount of internally developed software and website development costs related to certain projects might not be recoverable. As a result, we performed a review for impairment of the costs associated with these projects, and have recognized $0.8 million of impairment expense.
During the six months ended June 30, 2015, we recognized $1.5 million in deferred compensation expense for our October 2013 acquisition of the business of YSL Ventures, Inc. Our deferred compensation agreements with the selling stockholders of YSL Ventures, Inc. were completed in October 2015.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Interest expense, net	$(571)	$(492)	$(1,171)	$(913)
Other income (expense), net	442	(154)	564	(397)
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015. Interest expense, net, increased by $0.1 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, due primarily to an increase in the average outstanding principal on our senior debt facility. The increase in other income (expense), net is due to an increase in our net foreign currency exchange gain.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015. Interest expense, net, increased by $0.3 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, due primarily to an increase in the average outstanding principal on our senior debt facility. The increase in other income (expense), net is due to an increase in our net foreign currency exchange gain.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Benefit from (provision for) income taxes	$3,292	$(27)	$3,233	$(2,420)
Percentage of net revenues	5.2%	(0.1)%	2.7%	(2.1)%
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015. Our income tax benefit for the three months ended June 30, 2016 was $3.3 million, compared to expense of $0.0 million for the three months ended June 30, 2015. Our effective tax rate was 87.5% and (1.7)% during the three months ended June 30, 2016 and 2015, respectively.
The change in our quarterly tax provision and our quarterly estimate of our annual effective tax rate as compared to the prior year comparable period was subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, and by changes in tax laws and regulations.
As of June 30, 2016, our forecasted annual effective tax rate estimate for the year ended December 31, 2016 differed from the statutory rate primarily due to non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which are partially offset by the benefit from U.S. federal research and development tax credits. As of June 30, 2015, our forecasted annual effective tax rate estimate for the year ended December 31, 2015 differed from the statutory rate primarily due to non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which are partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015. Our income tax benefit for the six months ended June 30, 2016 was $3.2 million, compared to expense of $2.4 million for the six months ended June 30, 2015. Our effective tax rate was 86.4% and 49.5% during the six months ended June 30, 2016 and 2015, respectively.
The change in our quarterly tax provision and our quarterly estimate of our annual effective tax rate as compared to the prior year comparable period was subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, and by changes in tax laws and regulations.
As of June 30, 2016, our forecasted annual effective tax rate estimate for the year ended December 31, 2016 differed from the statutory rate primarily due to non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which are partially offset by the benefit from U.S. federal research and development tax credits. As of June 30, 2015, our forecasted annual effective tax rate estimate for the year ended December 31, 2015 differed from the statutory rate primarily due to non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which are partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options.
Segment Results
Our two reportable segments are Core and Gift Card. We added Gift Card as a reportable segment during the second quarter of 2016 to align with a change in how our CODM evaluates business performance, concurrent with our April 5, 2016 purchase of GiftcardZen Inc, a secondary marketplace for gift cards. Our Gift Card segment consists of our marketplace for gift cards, and our Core segment consists of all other products and services that are related to our marketplace for digital offers.
Our CODM, who is our CEO, allocates resources and assesses performance of the business at the reportable segment level based primarily on net revenues and segment operating income (loss) for both segments and gross profit for the Gift Card segment. Segment operating income (loss) includes internally allocated costs of our information technology function. We do not allocate stock-based compensation expense, depreciation and amortization, third-party acquisition-related costs or other operating expenses to our segments. Our performance evaluation does not include segment assets.

For detailed financial information regarding our reportable operating segments, including a reconciliation of segment results to our consolidated results, see Note 10 “Segment Reporting” to the condensed consolidated financial statements included in this Quarterly Report.

The following tables present information by reportable operating segment for the three and six month periods ended June 30, 2016 and 2015:
Core Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net revenues	$53,509	$53,180	$108,158	$113,564
Cost of net revenues	4,387	4,523	8,955	9,151
Gross profit	49,122	48,657	99,203	104,413
Operating expenses	39,311	38,015	77,103	75,096
Segment income from operations	$9,811	$10,642	$22,100	$29,317
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015. Net revenues from the Core segment increased by $0.3 million, or 0.6%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increase was due primarily to a $3.5 million, or 36.8%, increase in our advertising and in-store net revenues and a $0.9 million, or 17.8%, increase in mobile online transaction net revenues. The growth in our advertising and in-store net revenues was primarily due to the efforts of our direct sales force as well as improvements to the usability and functionality enhancements of our in-store product. The growth in our mobile online transaction net revenues was primarily driven by improved monetization driven by an increase in the percentage of visits that resulted in a paid transaction, in addition to a 1.5% increase in visits to our mobile websites. In total, these increases were partially offset by a $4.1 million, or 10.6%, decrease in desktop online transaction net revenues. The decrease in our desktop online transaction net revenues was primarily caused by a 13.3% decrease in the total volume of visits to our desktop websites, which was partially offset by improved monetization driven by an increase in the percentage of visits that resulted in a paid transaction.
Income from operations for the Core segment decreased by $0.8 million, or 7.8%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The decrease was due primarily to a $1.3 million, or 3.4%, increase in operating expenses. The increase in operating expenses was due primarily to a $1.6 million increase in sales and marketing expense, which was itself driven by an increase in online, brand and other marketing expenses, mainly related to contextual advertising placements and user acquisition and retention efforts. The increase in operating expenses was partially offset by the $0.3 million increase in net revenues discussed above.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015. Net revenues from the Core segment decreased by $5.4 million, or 4.8%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The decrease was due primarily to a $13.0 million, or 15.1%, decrease in desktop online transaction net revenues. The decrease in our desktop online transaction net revenues was primarily caused by a 14.4% decrease in the total volume of visits to our desktop websites and was further driven by a deterioration in the average commission rate paid to us. This decrease was partially offset a $6.3 million, or 36.5%, increase in our advertising and in-store net revenues and a $1.2 million, or 11.9%, increase in mobile online transaction net revenues. The growth in our advertising and in-store net revenues was primarily due to the efforts of our direct sales force as well as improvements to the usability and functionality enhancements of our in-store product. The growth in our mobile online transaction net revenues was primarily driven by improved monetization driven by an increase in the percentage of visits that resulted in a paid transaction, in addition to a 0.1% increase in visits to our mobile websites.
Income from operations for the Core segment decreased by $7.2 million, or 24.6%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The decrease was due primarily to the $5.4 million decrease in net revenues discussed above. In addition, operating expenses increased by $2.0 million, or 2.7%. The increase in operating expenses was primarily due to a $3.2 million increase in sales and marketing expense, which was itself driven by an increase in online, brand and other marketing expenses, mainly related to contextual advertising placements and user acquisition and retention efforts, and an increase in personnel costs. The overall increase in operating expenses was partially offset by a $1.8 million decrease in product development expense, which was driven by a decrease in personnel costs.
Gift Card Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net revenues	$10,741	$—	$10,741	$—
Cost of net revenues	9,927	—	9,927	—
Gross profit	814	—	814	—
Operating expenses	1,123	—	1,123	—
Segment loss from operations	$(309)	$—	$(309)	$—
We created our Gift Card segment during the second quarter of 2016, concurrent with our April 5, 2016 purchase of GiftcardZen Inc, a secondary marketplace for gift cards. As such, a comparison to prior year comparable periods is not available for the Gift Card segment.
Seasonality and Quarterly Results
Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, including seasonal factors and economic cycles that influence consumer purchasing of retail products. Historically, we have experienced the highest levels of visitors to our websites and mobile applications and net revenues in the fourth quarter of the year, which coincides with the winter holiday season in the U.S. and Europe. During the fourth quarter of 2015, we generated net revenues of $83.1 million, which represented 33.4% of our net revenues in 2015. Further, we believe net revenues from our advertising and in-store products may be even more heavily weighted to the fourth quarter of the year. As net revenues from this part of our business grow as a percentage of net revenues for our Core segment, for example to 21.9% from 15.3% of such net revenues for the six months ended June 30, 2016 and 2015, respectively, our seasonality may increase. We do not yet have sufficient operating history with respect to our Gift Card segment to forecast its seasonality.
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
Liquidity and Capital Resources
Since our inception, we have funded our operations and acquisitions primarily through private placements of our preferred stock, the issuance of equity securities through our initial public offering and follow-on public offering, bank borrowings and cash flows from operations. We generated positive cash flows from operations for the six months ended June 30, 2016 and 2015. As of June 30, 2016, we had $244.4 million in cash and cash equivalents, compared to $259.8 million at December 31, 2015. At June 30, 2016, certain of our foreign subsidiaries held approximately $16.2 million of our cash and cash equivalents. If these assets were distributed to the U.S., we might be subject to additional U.S. taxes in certain circumstances, subject to an adjustment for foreign tax credits, and foreign withholding taxes. We have not provided for these taxes because we consider these assets to be permanently reinvested in our foreign subsidiaries. We have no plans or intentions to repatriate cumulative earnings of our foreign subsidiaries through June 30, 2016.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$41,185	$44,641
Net cash used in investing activities	(26,437)	(14,620)
Net cash (used in) provided by financing activities	(29,927)	6,024
Effect of foreign currency exchange rate on cash	(181)	(710)
Change in cash and cash equivalents	(15,360)	35,335
Cash and cash equivalents, beginning of period	259,769	244,482
Cash and cash equivalents, end of period	$244,409	$279,817
Net Cash Provided by Operating Activities
Cash provided by operating activities primarily consists of our net income (loss) adjusted for certain non-cash items and the effect of changes in operating assets and liabilities. Net cash provided by operating activities was $41.2 million and $44.6 million during the six months ended June 30, 2016 and 2015, respectively.
During the six months ended June 30, 2016, cash flows from operating activities were primarily generated through adjustments to our net loss of $0.5 million, including the impact of depreciation and amortization expense of $8.5 million, stock-based compensation expense of $12.6 million, amortization of deferred compensation of $2.5 million, deferred income tax expense of $2.0 million and $16.8 million from changes in cash flows associated with operating assets and liabilities. The changes in cash flows associated with operating assets and liabilities were primarily driven by a decrease in accounts receivable of $24.2 million due to a seasonal decrease in net revenues following the fourth quarter, which was partially offset by other changes in operating assets and liabilities of $7.3 million.
During the six months ended June 30, 2015, cash flows from operating activities were primarily generated through net income of $2.5 million, including the impact of depreciation and amortization expense of $8.2 million, stock-based compensation expense of $13.4 million and $19.1 million from changes in cash flows associated with operating assets and liabilities. The changes in cash flows associated with operating assets and liabilities were primarily driven by a decrease in accounts receivable of $31.0 million due to a seasonal decrease in net revenues following the fourth quarter, which was partially offset by other changes in operating assets and liabilities of $11.9 million.
Net Cash Used in Investing Activities
Our primary investing activities for the periods presented consisted of a business acquisition and purchases of property and equipment and other assets. Net cash used in investing activities was $26.4 million and $14.6 million during the six months ended June 30, 2016 and 2015, respectively.
During the six months ended June 30, 2016, we acquired GiftcardZen Inc for $21.3 million, net of cash held by the acquired business. Our remaining investing activities during the six months ended June 30, 2016 and 2015 were primarily comprised of purchase of computer equipment and software, office furniture and fixtures, leasehold improvements, certain capitalized internally developed software and website development costs and domain names. As we expand our business, we intend to purchase additional technology resources and invest in our operating facilities.
Net Cash Provided by Financing Activities
Our primary financing activities for the periods presented consisted of proceeds from borrowings under our revolving credit facility, the repurchase of our Series 1 common stock, repayments of our senior debt and share based payment activity. Net cash used in financing activities was $29.9 million in the six months ended June 30, 2016 compared to net cash provided by financing activities of $6.0 million in the six months ended June 30, 2015.
During the six months ended June 30, 2016, we used $23.8 million to repurchase our Series 1 common stock and $5.0 million to repay a portion of our senior debt. The remainder of our financing activities was primarily composed of payments for taxes related to net share settlement of equity awards of $1.2 million.

During the six months ended June 30, 2015, we borrowed $30.0 million under our revolving credit facility and used $27.2 million to repurchase our Series 1 common stock. The remainder of our financing activities was primarily composed of proceeds from the issuance of common stock, net of payments for taxes related to net share settlement of equity awards, of $4.5 million and the excess income tax benefit from stock-based compensation of $1.3 million.

Capital Resources
We believe that our existing cash and cash equivalents and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. As of June 30, 2016, we had $67.5 million in long term debt outstanding, $10.0 million of which is classified as current maturities, and $95.0 million available for borrowing under our revolving credit facility.
In February 2015, our board of directors authorized a share repurchase program. Under the program, we were initially authorized to repurchase shares of Series 1 common stock for an aggregate purchase price not to exceed $100 million. In February 2016, our board of directors authorized an additional $50 million under the repurchase program, bringing the total amount of the program up to $150 million. The repurchase program is authorized through February 2017. During the six months ended June 30, 2016, we repurchased 2,699,204 shares of Series 1 common stock at an aggregate purchase price of $23.7 million. Since the plan's inception, we have repurchased 7,022,204 shares of Series 1 common stock at an aggregate purchase price of $76.5 million.
On April 5, 2016, we acquired GiftcardZen Inc, a private company and the operator of giftcardzen.com, a secondary marketplace for gift cards, for approximately $21.8 million of cash consideration. The cash consideration is subject to adjustment based on the final determination of the amount of GiftcardZen Inc’s working capital.
In conjunction with the acquisition of GiftcardZen Inc, we entered into deferred compensation arrangements with a key employee of GiftcardZen Inc as well as certain other employees. The arrangements have a total value of up to $12.0 million, to be paid at dates between 10 and 24 months following the acquisition, contingent upon the achievement of specific performance targets and those employees' continued employment with RetailMeNot.
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
Off-Balance Sheet Arrangements
For the three and six months ended June 30, 2016, we did not, and we do not currently, have any off-balance sheet arrangements.
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
Foreign Currency Exchange Risk
We transact business in various currencies other than the U.S. dollar, principally the British pound sterling and the Euro, which exposes us to foreign currency risk. Net revenues and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of each of our non-U.S. subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. For the six months ended June 30, 2016 and 2015, approximately 19.9% and 22.3%, respectively, of our net revenues were denominated in such foreign currencies.
On June 30. 2016, we settled a forward contract to hedge fluctuations in the value of certain intercompany debt denominated in foreign currencies but did not enter into any derivative financial instruments for trading or speculative purposes. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of the consolidation of our international operations due to transaction gains (losses) related to revaluing certain cash balances and trade accounts receivable that are denominated in currencies other than the U.S. dollar, we believe such a change will not have a material impact on our results of operations.
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
The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all of our currency exposures as of June 30, 2016, assuming instantaneous and parallel shifts in exchange rates. As of June 30, 2016, our working capital surplus (defined as current assets less current liabilities) subject to foreign currency translation risk was $23.4 million. The potential decrease in net current assets from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates would be $2.3 million. This compares to a working capital surplus subject to foreign currency translation risk of $25.9 million as of December 31, 2015, for which a hypothetical 10% adverse change would have resulted in a potential decrease in net current assets of $2.6 million.
Additionally, on June 22, 2016, in connection with the in-or-out referendum on the U.K.'s membership within the E.U. held on June 23, 2016, we entered into a zero-cost collar to hedge approximately £5.0 million of our foreign currency exposure. The collar established an effective cap and floor on the exchange rate fluctuations to which the covered amount is subject and will be settled in September 2016.

Interest Rate Risk
As of June 30, 2016, we had total notes payable of $67.5 million, consisting of variable interest rate debt based on 3-month LIBOR. Our variable interest rate debt is subject to interest rate risk, because our interest payments will fluctuate with movements in the underlying 3-month LIBOR rate. A 100 basis point change in LIBOR rates would result in an increase in our interest expense of $0.7 million for the next 12 months based on current outstanding borrowings.
Our exposure to market risk on our cash and cash equivalents for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in the three and six months ended June 30, 2016.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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
We began our operations in September 2007, did not generally enter the digital offer industry until late 2009 and have only recently entered the industry for gift cards, digital rebates and certain of our other types of digital offers. Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by companies in rapidly changing industries, including challenges in accurate financial planning, forecasting and managing the supply and quality of our gift card inventory. You should consider our business and prospects in light of the risks and difficulties we may encounter as an early-stage company.
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
Our SEM and SEO techniques have been developed to work with existing search algorithms utilized by the major search engines. However, major search engines frequently modify their search algorithms. Changes in these algorithms can cause our websites to receive less favorable placements, which could reduce the number of users who visit our websites. For example, in 2014 and 2015, a major search engine released updates to its search algorithm that impacted the rankings of our websites for certain keywords. In some of those instances, consumer traffic to our websites decreased when compared to traffic levels immediately prior to each of these algorithm updates. As of June 30, 2016, traffic to our websites had not returned to levels immediately prior to a May 2015 algorithm update due, in part, to changes in search result rankings for certain keywords. We may be unable to modify our SEM and SEO strategies in response to any future search algorithm changes made by the major search engines, which could require a change in the strategy we use to generate consumer traffic to our websites. In addition, websites must comply with search engine guidelines and policies. These guidelines and policies are complex and may change at any time. If we fail to follow such guidelines and policies properly, search engines may rank our content lower in search results or could remove our content altogether from their indices. If we fail to understand and comply with these guidelines, our SEO strategy may become unsuccessful.
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
Web usage and the consumption of digital content are increasingly shifting to mobile platforms such as smartphones and other connected devices. In the six months ended June 30, 2016 and in fiscal 2015, visits to our mobile websites represented approximately 44% and 41%, respectively, of the total visits to our websites, and we expect the percentage of visits to our mobile websites to continue to grow. Industry-wide solutions to monetize digital offer content effectively on these platforms are at an early stage of development and the future demand and growth prospects for digital offer content on these mobile platforms are uncertain. Further, the rate at which we monetize digital offer content on our mobile websites and applications is significantly lower than the rate on our desktop websites.
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
If we are unable to retain our existing paid retailers, expand our business with existing paid retailers or attract new paid retailers and consumers, our net revenues could decline.
Our ability to continue to grow our net revenues will depend in large part on expanding our business with existing paid retailers and attracting new paid retailers. The number of our current paid retailers may not expand materially beyond our existing base and may decline. Even for our largest paid retailers, the amount they pay us is typically only a small fraction of their overall advertising budget. Retailers may view their spend with us as experimental, particularly with respect to our in-store solution, and may either reduce or terminate their spend with us if they determine a superior alternative for generating sales. In addition, retailers may determine that distributing digital offers through our platform results in undesirably broad distribution of their digital offers or otherwise does not provide a compelling value proposition. Some retailers have demanded that we remove digital offers relating to their products or services from our marketplace, and we anticipate that some retailers will do so in the future. Retailers have in some cases reduced, and may reduce in the future, the commission rates they pay to us for sales we facilitate. If we are unable to negotiate favorable terms with current or new paid retailers in the future, including the commission rates they pay us, our operating results will be adversely affected.
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
While we enter into agreements with certain paid retailers that may be performed over a period of one year or longer, retailers generally do not enter into long-term obligations with us requiring them to use our solutions. Retailers’ contracts with us, with few exceptions, are cancelable upon short or no notice and without penalty. We cannot be sure that our retailers will continue to use our solutions or that we will be able to replace retailers that do not renew their campaigns with new ones generating comparable revenues.
If we are unable to attract new consumers and maintain or increase consumer traffic to our websites and use of our mobile applications, new paid retailers may choose not to use, and existing paid retailers may not continue to use, our solutions for their promotional campaigns, and our volume of new digital offer inventory may suffer as the perceived usefulness of our marketplace declines. If our existing paid retailers do not continue to use our solutions for their promotional campaigns, or if we are unable to attract and expand the amount of business we do with new retailers, our sales will decrease and our operating results will be adversely affected.
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
Factors that may affect our quarterly operating results include the following:

•	the number and quality of the digital offers available on our websites and mobile applications;

•	consumer visits to our websites and mobile applications, and purchases by consumers resulting from those visits or application sessions;

•	our ability to maintain or increase the commissions and other revenues associated with consumer visits to our mobile websites or use of our mobile applications;

•
the success and costs of our online advertising and marketing initiatives, including advertising costs for paid search keywords that we deem relevant to our business and advertising costs for driving consumer downloads of our mobile applications;

•	the levels of compensation that retailers, restaurants or brands are willing to pay us to attract customers;

•	the amount that consumers spend when they make purchases using the digital offers we provide;

•	our ability to maintain and increase the number of downloads of our mobile applications by consumers not resulting directly from our advertising efforts;

•
market acceptance of our current and future solutions, including our ability to retain current retailers, sell additional solutions to existing retailers and to add new retailers to our business in multiple regions around the world;

•	our ability to achieve growth rates and performance targets anticipated by us in setting our operating and capital expense budgets;

•	overall levels of consumer spending;

•	the budgeting cycles of our retailers;

•	the cyclical and discretionary nature of marketing spend and any resulting changes in the number and quality of digital offers that retailers choose to offer;

•
changes in the competitive dynamics of the digital offer industry, including consolidation among competitors, performance marketing networks or customers, and our reputation and brand strength relative to our competitors;

•	the response of consumers to our digital offer content and our personalization initiatives;

•	our ability to control costs, including our operating expenses;

•	network outages, errors in our solutions or security breaches and any associated expenses and collateral effects;

•	foreign currency exchange rate fluctuations, as our foreign sales and costs are denominated in local currencies;

•	interest rate fluctuations, as our senior indebtedness carries a variable interest rate;

•	costs related to acquisitions or licensing of, or investments in, products, services, technologies or other businesses and our ability to integrate and manage any acquisitions successfully;

•	our ability to collect amounts billed to paid retailers directly and through performance networks; and

•	general economic and political conditions in our domestic and international markets.
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
We are highly dependent on performance marketing networks as intermediaries to operate our Core segment. Factors adversely affecting our relationships with performance marketing networks, or the termination of our relationships with these networks, may adversely affect our ability to attract and retain business and our operating results.
Most of our net revenues come from commissions earned for promoting digital offers on behalf of paid retailers. Often, the commissions we earn are tracked and paid by performance marketing networks. For 2015, 94.9% of the net revenues from our Core operating segment came from retailers that pay us through performance marketing networks, primarily Commission Junction and LinkShare. Performance marketing networks provide retailers with affiliate tracking links for attributing revenues to publishers like us and the ability to distribute digital offer content to multiple publishers. We do not have exclusive relationships with performance marketing networks. They do not enter into long-term commitments to us allowing us to use their solutions, and their contracts with us are cancelable upon short or no notice and without penalty.
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
The market for digital offer solutions is highly competitive, fragmented and rapidly changing. Our competition for traffic from consumers seeking to save money on online or in-store purchases includes digital offer websites and mobile applications, cash-back, loyalty and discounted gift card websites and mobile applications, retailers, search engines, social networks, comparison shopping websites, newspapers and direct mail campaigns. Our competition for retailer, restaurant and brand marketing spend includes digital offer websites and mobile applications, search engines and social networks that compete for online advertising spend and television, magazines and newspapers that compete for offline advertising spend. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our profitability. We also expect competition in e-commerce generally, and digital offer solutions in particular, to continue to increase because there are no significant barriers to entry. A substantial number of digital offer websites and mobile applications, including those that attempt to replicate all or a portion of our business model, have emerged globally. In addition to such competitors, we are experiencing increasing competition from other businesses that provide digital offers similar to ours as an add-on to their core business. For example, Groupon, Living Social, Coupons.com and Facebook now provide digital offers, and Google and PayPal are now providing digital offers for in-store purchases. We also expect to compete against other websites and mobile applications that serve niche markets and interests and credit card issuers providing offers based on the user of a particular credit card at certain retailers and restaurants. In addition, we compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies that provide coupons and discounts on products and services. Finally, we compete with various companies that offer discounted gift cards, including Raise, Cardcash and Giftcard Bin.
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
We have expanded our overall business and product offerings, consumer traffic, paid retailers, employee headcount and operations in recent periods. We increased our total number of full-time employees from 164 as of December 31, 2011 to 537 as of June 30, 2016. We have also established or acquired operations in other countries. In 2011, we acquired the business of VoucherCodes.co.uk, which is based in the U.K. In 2012, we acquired Bons-de-Reduction.com and Poulpeo.com, which are based in France, and relaunched Deals.com in Germany. In March 2013, we acquired Actiepagina.nl, which is based in the Netherlands. In July 2013, we acquired Ma-Reduc.com, which is based in France. In October 2015, we decided to no longer support the Bons-de-Reduction.com brand. We have redirected traffic from Bons-de-Reduction.com to Poulpeo.com. In January 2016, we launched our website RetailMeNot.es to serve Spain. In most of these instances, we previously had no presence in these countries. We have integrated new types of digital offers on our platforms, including digital rebates and discounted digital gift cards in fiscal 2015. In certain instances, we are the merchant of record for sale of gift cards, which is an evolution of the role we have traditionally played with our users. On April 5, 2016, we acquired GiftcardZen Inc, a secondary marketplace for gift cards, and are working to integrate GiftcardZen’s technology into our existing platform. For various reasons, including those listed above, our business is becoming increasingly complex, especially in light of the increase in content types and our platforms as well as the number of acquisitions we have integrated, are in the process of integrating and may in the future integrate. Our limited operating history, reliance on multiple websites, mobile applications and brands and our expansion have placed, and will continue to place, a significant strain on our managerial, operational, product development, sales and marketing, administrative, financial and other resources.
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
As we expand our gift card business and develop and provide other new solutions, we may be subject to additional and unexpected regulations, or increased risk of fraud, which could increase our costs or otherwise harm our business.
As we expand our gift card business and develop and provide solutions that address other new market segments, we may become subject to additional laws and regulations, which could create unexpected liabilities for us, cause us to incur additional costs or restrict our operations.
We have begun to introduce new product offerings, which may be subject to regulation by federal, state and local authorities and by authorities in foreign countries. For example, unlike our other solutions, in order to facilitate product offerings such as the sale of gift cards, we, or one or more third party payment processors acting on our behalf, may acquire, store and process consumer credit card data or other personally identifiable information. The processing of such information requires compliance with the Payment Card Industry Data Security Standard, or PCI DSS. Under the PCI DSS, we are required to maintain internal controls over the use, storage and security of credit card data and other personally identifiable information to help prevent credit card fraud. Failure to comply with this standard could result in breaches of contractual obligations with our payment processors, may subject us to fines, penalties, damages and civil liability and could eventually prevent us from processing or accepting credit cards.
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
The business of selling goods and services over the Internet and via mobile applications, and the use of digital offers (including digital gift cards) in those transactions, is dynamic and relatively new. Concerns about fraud, privacy and other challenges may discourage additional consumers from adopting the Internet and mobile applications as a medium of commerce. Acquiring new customers for our marketplace and increasing consumer traffic may become more difficult and costly than it has been in the past, particularly in markets where our marketplace has been available for some time. In order to increase consumer traffic to our websites and increase use of our mobile applications, we must appeal to consumers who historically have used traditional means of commerce to purchase goods and services and may prefer alternatives to our websites and mobile applications, such as the retailer’s own website or mobile application. In addition, consumers may not be accustomed to using one of our mobile applications to access digital offers (including digital gift cards) that can be used by the consumer while in a retail store or restaurant. If these consumers prove to be less active than consumers who are already providing traffic to our websites or using our mobile applications, or we are unable to gain efficiencies in our operating costs, including our cost of increasing consumer traffic to our websites or increasing the number of mobile application sessions, our business could be adversely impacted. Furthermore, to the extent that weak economic conditions cause consumer spending to decline or cause our customers and potential customers to freeze or reduce their marketing budgets, particularly in the online retail market, demand for our solutions may be negatively affected.

If we are not able to maintain a positive perception of the content available through our marketplace, and maintain and enhance our RetailMeNot brand and the brands associated with each of our other websites and mobile applications, our reputation and business may suffer.
A decrease in the quality of the digital offers available through our marketplace could harm our reputation and damage our ability to attract and retain consumers and retailers, which could adversely affect our business. Additionally, maintaining and enhancing our RetailMeNot brand and the brands of each of our other websites and mobile applications is critical to our ability to attract new retailers and consumers to our marketplace, generate net revenues and successfully introduce new solutions. We may not be able to successfully build our RetailMeNot brand in the U.S. or the E.U. without losing some or all of the value associated with, or decreasing the effectiveness of, our other brands. We expect that the promotion of all our brands will require us to make substantial investments and as our market becomes more competitive, these branding initiatives have in the past and may in the future become increasingly difficult and expensive. The successful promotion of our brands will depend largely on our marketing and public relations efforts. If we do not successfully maintain and enhance our brands, we could lose consumer traffic, which could, in turn, cause paid retailers to terminate or reduce the extent of their relationship with us. Our brand promotion activities may not be successful or may not yield net revenues sufficient to offset this cost, which could adversely affect our reputation and business.
Our business model largely depends upon digital offer inventory that we do not own or otherwise generally control, and the failure to maintain sufficient inventory or quality of the digital offers available on our websites may adversely affect our perceived value by consumers and therefore retailers.
The success of our Core segment depends on our ability to provide consumers with the digital offers they seek. A substantial majority of our revenues come from arrangements in which we are paid by retailers to promote their digital offers. Additionally, as much as one-third of the digital offers on our websites are submitted by users. Therefore, we do not own or control the inventory of content upon which our business depends. Because a large number of our digital offers are submitted by users, our efforts to ensure the quality and reliability of those digital offers are critical to our success. From time to time consumers submit complaints that our digital offers are invalid or expired. If our algorithms and automated processes for validating and sorting user-submitted digital offers are ineffective, or if our representatives responsible for manual review and curation of user-submitted digital offers are unable to effectively select and sort the digital offers that are reliable and most appealing to our users, we may be unable meet the needs of consumers and our operating results may be adversely affected.
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
The success of our gift card marketplace depends in large part upon our relationships with suppliers of gift cards. We have significant concentration of gift card supply. For example, during 2015, five of Giftcard Zen’s suppliers of gift cards accounted for approximately 52% of its total supply. While we enter into agreements with our gift card suppliers, they are generally not for long terms and, with few exceptions, are cancelable upon short or no notice and without penalty. We cannot be sure that our gift card suppliers will continue to provide us with the volume of cards we need to maintain our business on commercially reasonable terms, or at all. We may also have difficulty locating additional new sources of gift card supply that will be needed to grow our business.
The vote by the U.K. electorate in favor of a U.K. exit from the E.U. in a recent referendum could adversely impact our business, results of operations and financial condition.
In the in-or-out referendum on the U.K.'s membership within the E.U. held on June 23, 2016, the U.K. electorate voted in favor of a U.K. exit from the E.U., or Brexit. The future terms of the U.K.'s relationship with the EU are unknown and will likely be determined through a process of protracted negotiations.
Following the Brexit vote, we will likely face new regulatory costs and challenges with respect to our operations in the U.K., the scope of which are presently unknown. Depending on the terms of Brexit, the U.K. could also lose access to the single E.U. market, the benefits of mobility of labor under E.U regulations, and the benefit of trade regimes negotiated by the E.U. on behalf of its members. The scope of such uncertainties and the potential decline in trade could affect the attractiveness of the U.K. as a center of commerce and, as a result, could have a detrimental impact on our U.K business. Similarly, these uncertainties and a potential decline in the attractiveness of trade within the E.U. could negatively impact the results of our E.U.-based operations.
Currency exchange rates in the British pound and the euro with respect to each other and the U.S. dollar have already been affected by Brexit. Because a material portion of our revenues are derived from our U.K. and E.U. operations, and because those revenues are sensitive to foreign currency exchange rates, particularly with respect to the U.S. dollar, the British pound and the euro, exchange rate fluctuations could adversely affect our business, results of operations and financial condition. Changes to U.K. or E.U. immigration policy could likewise occur as a result of Brexit which may result in a reduction in the availability of talented labor and harm our business.

If Texas or any other jurisdiction in which we are resident implements regulations that impose sales tax on certain e-commerce or m-commerce transactions, our net revenues could decline and our business, financial condition and operating results will be adversely affected.
In 2008, New York implemented regulations that require retailers to collect and remit sales taxes on sales made to residents of New York if the publisher that facilitated that sale is a New York resident. In 2011, California passed similar regulations, and several other states have enacted or proposed similar regulations, although some of the regulations proposed by these other states have not passed. In addition, the regulations proposed or enacted by certain states are comparatively aggressive in their interpretations of the conditions that could establish the requirement to collect and remit sales tax. For example, New Jersey, a state in which we have operations, passed similar regulations on July 1, 2014. The requirement to collect and remit sales tax in New Jersey has not had a material impact on our results of operations to date. However, in the future, paid retailers in our marketplace that do not currently have sales tax nexus in New Jersey or in any other state that passes or has passed similar regulations and in which we have operations, employees or contractors in the future, may significantly alter the manner in which they pay us, cease paying us for sales we facilitate for that retailer in that state or cease using our marketplace, each of which could adversely impact our operating results. Further, if Texas were to pass similar regulations, we believe a substantial number of the paid retailers in our marketplace would cease paying us for sales we facilitate for that retailer in Texas, significantly alter the manner in which they pay us or cease using our marketplace. This would decrease our sales and our business, financial condition and operating results would be adversely affected.
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
We have been successful in attracting a knowledgeable and talented management team and key operating personnel. Our future success depends in large part on our ability to retain these employees and attract others. Our senior management team’s in-depth knowledge of and deep relationships with the participants in our industry are extremely valuable to us. There can be no assurance that our senior management team will remain with us in the future, and, in fact, certain executives’ employment with us terminated in the second quarter of 2016. There can also be no assurance that we will successfully recruit and retain qualified replacements for those who have departed or depart in the future.
Our business also requires skilled engineering, marketing, product and sales personnel, who are in high demand and are often subject to competing offers. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees could harm our operating results and impair our ability to grow.
To attract and retain key personnel, we use various measures, including an equity incentive program, an employee stock purchase program and non-equity incentive bonuses. These measures may not be enough to attract and retain the personnel we require to operate our business effectively. We have experienced significant volatility in our stock price since our initial public offering in July 2013.We now have a number of employees who were granted stock options that have an exercise price per share that is higher than the current fair market value of our Series 1 common stock. Those employees may feel they are not sufficiently incentivized to remain at our company. Conversely, we also have employees who were granted stock options that have an exercise price per share that is lower than the current fair market value. If we are successful, these employees may choose to exercise their options and sell the shares, recognizing a substantial gain. As a result, it may be difficult for us to retain such employees. It may also be difficult to retain employees due to the continued volatility in our stock price.
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
Consumer and industry groups have expressed concerns about online data collection and use by companies, which has resulted in the release of various industry self-regulatory codes of conduct and best practice guidelines that are binding for member companies and that govern, among other things, the ways in which companies can collect, use and disclose user information, how companies must give notice of these practices and what choices companies must provide to consumers regarding these practices. We are obligated in certain cases to comply with best practices or codes of conduct addressing matters, such as the online tracking of users or devices. We cannot assure you that our practices have complied, comply, or will comply fully with all such best practices or codes of conduct. Any failure, or perceived failure, by us to comply with these best practices or codes of conduct could result in harm to our reputation, a loss in business, and proceedings or actions against us by consumers, governmental entities or others.
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
Additionally, the EU has traditionally imposed more strict obligations under data privacy laws and regulations. Individual EU member countries have had discretion with respect to their interpretation and implementation of EU data privacy laws, resulting in variation of privacy standards from country to country. Legislation and regulation in the EU and some EU member states requires companies to obtain specific types of notice and consent from consumers before using cookies or other tracking technologies. To comply with these requirements, the use of cookies or other similar technologies may require the user’s affirmative, opt-in consent. In October 2015, the European Court of Justice, or ECJ, ruled that the “safe harbor” framework for the transfer of certain personal information from the EU to the U.S. was invalid.  On July12, 2016, the European Commission announced that it had adopted a regime to replace the safe harbor framework named the “Privacy Shield”. In the meantime, the transfer of personal information from the EU to the U.S. may take place under the Model Clauses approved by the European Commission. Following the ECJ’s safe harbor decision, we have put in place the Model Clauses. There is a risk that the Model Clauses or Privacy Shield may impose additional obligations in respect of the transfer of personal information from the EU to the U.S. that could force us to change our business practices or incur additional costs. Additionally, in January 2012, the European Commission announced significant proposed reforms to its existing data protection legal framework that may result in a greater compliance burden with respect to our operations in Europe. On December 15, 2015, the European Parliament and the Council reached agreement on the EU data protection reform package, concluding trilogue negotiations between the Commission, Parliament and Council. The package was formally adopted by both the European Parliament and the Council in April 2016 and is likely to enter in force in mid 2018. The final text of the package has not yet been published, so its effect on our business is not known. In addition, the ECJ has found that there is a “right to be forgotten,” which means that the user has a right to request his or her personal information be deleted. In deciding this case, the ECJ purported to extend jurisdictional reach over foreign Internet activities. As a result of this decision, significant new restraints may be imposed on the retention of personal data throughout the EU, which could impact the operation and growth of our business in EU.
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
Effective trade secret, patent, copyright, trademark and domain name protection is expensive to obtain, develop and maintain, both in terms of initial and ongoing registration or prosecution requirements and expenses and the costs of defending our rights. We are seeking to protect our patentable technology, trademarks and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming. We have three patents issued and 86 pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of additional patents or whether the examination process will require us to narrow our claims or we may otherwise be unable to obtain patent protection for the technology covered in our pending patent applications. Our patents, trademarks and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Moreover, any issued patents may not provide us with a competitive advantage and, as with any technology, competitors may be able to develop similar or superior technologies to our own, now or in the future.
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
Our net revenues from operations outside the U.S. comprised 19.9% and 21.4% of our consolidated net revenues in the six months ended June 30, 2016 and in fiscal year 2015, respectively. We operate international websites marketing to residents of Canada, France, Germany, Italy, the Netherlands, Poland, Spain and the U.K. We currently have operations in the U.K., France and the Netherlands. We intend to maintain or expand our existing operations in or to these countries and may establish a presence in additional countries to grow our international sales. Operating in foreign countries requires significant resources and management attention, and we have limited experience entering new geographic markets. In addition, the varying commercial and Internet infrastructure in other countries may make it difficult for us to replicate our business model. In many countries, we compete with local companies that have more experience in their respective markets than we do, and we may not benefit from first-to-market advantages. To achieve widespread acceptance in new countries and markets, we must continue to tailor our solutions and business model to the unique circumstances of such countries and markets, which can be difficult and costly. Failure to adapt practices and models effectively to each country into which we expand could slow our international growth. We cannot assure you that our international efforts will be successful. International sales and operations may be subject to risks such as:

•	competition with local or foreign companies operating in or entering the same markets;

•
the suitability, compatibility and successful implementation of the shared information technology infrastructure that we have developed to power our marketplace in certain of our international markets;

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

•
failure to identify all of the problems, liabilities or other shortcomings or challenges of a counterparty to a strategic transaction or an acquired company, including issues related to intellectual property, solution quality or architecture, inventory quality or sufficiency, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues;

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
As of June 30, 2016, we have an aggregate of 85,047,592 shares of Series 1 common stock authorized but unissued and not reserved for issuance under our stock option plans or otherwise. We may issue all of these shares without any action or approval by our stockholders, subject to certain limitations of the NASDAQ Global Select Market. We may require additional capital from equity or debt financing in the future in order to take advantage of strategic opportunities, or to support our existing business. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility, including our ability to issue or repurchase equity, develop new or enhanced existing products, complete acquisitions or otherwise take advantage of business opportunities. If we raise additional funds or finance acquisitions through further issuances of equity, convertible debt securities or other securities convertible into equity, you and our other stockholders could suffer significant dilution in your percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our Series 1 common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.
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
Competition for qualified sales representatives is intense, and we may be unable to hire additional team members when we need them or at all. Any difficulties we experience in attracting additional sales representatives could have a negative impact on our ability to expand our paid retailer base and maintain or increase net revenues and could negatively affect our results of operations.
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
We rely on third-party services for the delivery of emails and other messages, and delays or errors in the delivery of such emails or other messaging we send have occurred and may in the future occur and be beyond our control, which could result in damage to our reputation or harm our revenues, business, financial condition and operating results. If we were unable to use our current email service or other messaging services, alternate services are available; however, we believe our results could be impacted for some period if we transition to a new provider. Any disruption or restriction on the distribution of our emails or other messages, termination or disruption of our relationship with our messaging service providers, including our third-party services that deliver our emails and other messages, or any increase in our costs associated with our email and other messaging activities could harm our business.

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
Cash inflows and outflows in our international operations are typically denominated in currencies other than the U.S. dollar, which is our functional currency for financial reporting purposes. For the six months ended June 30, 2016 and for fiscal year 2015, approximately 19.9% and 21.4%, respectively, of our consolidated net revenues were denominated in such foreign currencies. In addition, certain intercompany indebtedness between us and a foreign subsidiary, which uses the Euro as its functional currency, is dollar denominated. Our reliance on and exposure to foreign currencies subjects our financial results to fluctuations in currency exchange rates and changes in the proportion of our net revenues and expenses attributable to each of our foreign locations. For example, we recognized a foreign exchange gain of $0.6 million and a foreign exchange loss of $0.4 million in the six months ended June 30, 2016 and in fiscal year 2015, respectively. In addition, we expect our exposure to fluctuations in foreign exchange rates to increase as we expand our business in existing and new international markets and when the exchange rates strengthen or weaken against the U.S. dollar. We began entering into hedging arrangements related to our intercompany indebtedness in December 2014, and we expect to continue to enter into hedging arrangements in the future in order to manage our exposure to foreign currency fluctuations, but such activity may not completely eliminate fluctuations in our operating results. Foreign currency exchange rate fluctuations have adversely impacted our profitability and may continue to do so in the future.
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
The trading price of our common stock has been, and is likely to continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in July 2013 at a price of $21.00 per share, the reported high and low sales prices of our Series 1 common stock has ranged from $5.52 to $48.73 per share through June 30, 2016. The trading price of our stock has been and is likely to continue to be subject to wide fluctuations in response to various factors, including the risk factors described in this section and elsewhere in this Quarterly Report on Form 10-Q, and other factors beyond our control. Factors affecting the trading price of our common stock include:

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
As of July 21, 2016 we had 48,676,542 shares of common stock outstanding. Shares beneficially owned by our affiliates and employees are subject to volume and other restrictions under Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, various vesting agreements, our insider trading policy and any applicable 10b5-1 trading plan.
In addition, we have registered 18,873,761 shares of Series 1 common stock that we have issued and may issue under our equity plans, 3,751,987 shares of which were issued and outstanding as of June 30, 2016. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our named executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our Series 1 common stock. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
As of July 21, 2016, holders of approximately 15.0% of our common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
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
In February 2015, our board of directors authorized a share repurchase program. Under the program, we were initially authorized to repurchase shares of Series 1 common stock for an aggregate purchase price not to exceed $100 million. In February 2016, our board of directors authorized an additional $50 million under the repurchase program, bringing the total amount of the program up to $150 million. The repurchase program is authorized through February 2017. During the six months ended June 30, 2016, we repurchased 2,699,204 shares of Series 1 common stock at an aggregate purchase price of $23.7 million.
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
During the three months ended June 30, 2016 we did not conduct any repurchases of our Series 1 common stock pursuant to our repurchase program.
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

RETAILMENOT, INC.

Date:	August 2, 2016	By:	/s/ G. Cotter Cunningham
		Name:	G. Cotter Cunningham
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2016	By:	/s/ J. Scott Di Valerio
		Name:	J. Scott Di Valerio
		Title:	Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Nos.	Description

2.1*
Agreement and Plan of Merger dated April 5, 2016 by and among the Registrant, Project Zen Acquisition Corp., GiftcardZen Inc and Aaron Dragushan (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2016).

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

10.1*
First Amendment to Employment Agreement dated May 1, 2016, by and between the Registrant and G. Cotter Cunningham (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2016).

10.2*
First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement dated May 26, 2016 (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2016).

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