Form 10-Q
period 2016-09-30
RetailMeNot, Inc.
filed 2016-11-01
CIK 1475274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,496,686 shares of Series 1 Common Stock, $0.001 par value per share as of October 21, 2016.

RETAILMENOT, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
RETAILMENOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	As of September 30, 2016	As of December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$235,267	$259,769
Accounts receivable (net of allowance for doubtful accounts of $2,590 and $2,905 at September 30, 2016 and December 31, 2015, respectively)	41,169	67,504
Inventory, net	3,166	—
Prepaids and other current assets, net	16,368	9,959
Total current assets	295,970	337,232
Property and equipment, net	23,870	21,382
Intangible assets, net	58,627	61,245
Goodwill	192,339	174,725
Other assets, net	6,672	8,040
Total assets	$577,478	$602,624
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,543	$8,713
Accrued compensation and benefits	9,548	10,136
Accrued expenses and other current liabilities	7,573	7,155
Income taxes payable	2,515	5,109
Current maturities of long term debt	10,000	10,000
Total current liabilities	36,179	41,113
Deferred income tax liability	2,960	1,498
Long term debt	53,490	60,872
Other noncurrent liabilities	9,308	7,752
Total liabilities	101,937	111,235
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Series 1 common stock: $0.001 par value, 150,000,000 shares authorized; 48,486,470 and 51,091,393 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	48	51
Series 2 common stock: $0.001 par value, 6,107,494 shares authorized; zero shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Additional paid-in capital	480,604	495,151
Accumulated other comprehensive loss	(5,788)	(4,883)
Retained earnings	677	1,070
Total stockholders’ equity	475,541	491,389
Total liabilities and stockholders’ equity	$577,478	$602,624
See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$64,637	$52,412	$183,536	$165,976
Cost of net revenues	18,241	4,511	38,346	15,033
Gross profit	46,396	47,901	145,190	150,943
Operating expenses:
Product development	12,967	13,011	38,578	39,403
Sales and marketing	22,744	21,930	70,234	66,207
General and administrative	9,384	9,625	30,443	28,907
Amortization of purchased intangible assets	2,496	2,811	6,969	8,176
Other operating expenses	2,040	754	5,334	2,282
Total operating expenses	49,631	48,131	151,558	144,975
Income (loss) from operations	(3,235)	(230)	(6,368)	5,968
Other income (expense):
Interest expense, net	(545)	(536)	(1,716)	(1,449)
Other income (expense), net	68	96	632	(301)
Income (loss) before income taxes	(3,712)	(670)	(7,452)	4,218
Benefit from (provision for) income taxes	3,826	1,013	7,059	(1,407)
Net income (loss)	$114	$343	$(393)	$2,811
Net income (loss) per share:
Basic	$0.00	$0.01	$(0.01)	$0.05
Diluted	$0.00	$0.01	$(0.01)	$0.05
Weighted average number of common shares used in computing net income (loss) per share:
Basic	48,683	53,037	48,899	53,513
Diluted	49,867	53,744	48,899	54,581
See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$114	$343	$(393)	$2,811
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(148)	(97)	(905)	(2,042)
Comprehensive income (loss)	$(34)	$246	$(1,298)	$769
See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(393)	$2,811
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	13,238	12,742
Stock-based compensation expense	18,928	20,091
Deferred income tax expense	1,591	238
Excess income tax benefit from stock-based compensation	(135)	(1,333)
Non-cash interest expense	324	305
Impairment of assets	834	—
Amortization of deferred compensation	4,509	2,297
Other non-cash (gains) losses, net	(1,716)	969
Provision for doubtful accounts receivable	259	(84)
Changes in operating assets and liabilities:
Accounts receivable, net	25,014	28,242
Inventory	(2,433)	—
Prepaid expenses and other current assets, net	(9,314)	(4,946)
Accounts payable	(2,478)	(846)
Accrued expenses and other current liabilities	(6,034)	(10,061)
Other noncurrent assets and liabilities	1,210	1,833
Net cash provided by operating activities	43,404	52,258
Cash flows from investing activities:
Payments for acquisitions of businesses, net of cash acquired	(20,968)	—
Purchase of property and equipment	(9,212)	(8,741)
Purchase of other assets	(44)	(4,302)
Purchase of non-marketable investment	—	(4,000)
Proceeds from sale of property and equipment	22	14
Net cash used in investing activities	(30,202)	(17,029)
Cash flows from financing activities:
Proceeds from notes payable, net of issuance costs	—	29,950
Payments on notes payable	(7,500)	(5,000)
Proceeds from issuance of common stock, net of tax payments related to net share settlement of equity awards	(1,569)	4,330
Excess income tax benefit from stock-based compensation	135	1,333
Payments for repurchase of common stock	(28,434)	(38,808)
Payments of principal on capital lease arrangements	(67)	(7)
Net cash used in financing activities	(37,435)	(8,202)
Effect of foreign currency exchange rate on cash	(269)	(804)
Change in cash and cash equivalents	(24,502)	26,223
Cash and cash equivalents, beginning of period	259,769	244,482
Cash and cash equivalents, end of period	$235,267	$270,705
Supplemental disclosure of cash flow information
Interest payments	$1,817	$1,110
Income tax payments, net of refunds	$5,419	$12,417
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
The accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments and those items discussed in these notes, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2015, which are included in our Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other period.
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
Inventory, Net
Inventory, net consists of the costs to acquire gift cards from consumers and businesses for listing on our secondary marketplace, and is valued using the specific identification method, net of reserves for slow moving inventory and inventory shrinkage due to book-to-physical adjustments.
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
During the first quarter of 2016, we noted circumstances that indicated the carrying amount of internally developed software and website development costs related to certain projects might not be recoverable. As a result, we performed a review for impairment of the costs associated with these projects, and have recognized $0.8 million of impairment expense within other operating expenses in our consolidated statement of operations during the nine months ended September 30, 2016.
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
We evaluate the recoverability of goodwill using a two-step impairment process tested at the reporting unit level. In the first step, the fair value for our reporting unit is compared to our book value including goodwill. If the fair value is less than the book value, a second step is performed that compares the implied fair value of goodwill to the book value of the goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the sole reporting segment and the net fair value of the identifiable assets and liabilities excluding goodwill. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment charge in the consolidated statements of operations. We did not record any goodwill impairment charges during the three and nine months ended September 30, 2016 and the year ended December 31, 2015.
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

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of intangible assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. When such events occur, we compare the carrying amounts of the assets to their undiscounted cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and the fair value. We did not record any intangible asset impairment charges during the three and nine months ended September 30, 2016. During the year ended December 31, 2015, we recorded an intangible assets impairment charge of $2.3 million associated with Bons-de-Reduction.com, a French website we stopped supporting in October 2015.
Revenue Recognition
With respect to our Core segment, which consists of our marketplace for digital offers (excluding gift cards), we recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the fee to the paid retailer, defined as a retailer with which we have a contract, is fixed or determinable and collectability of the resulting receivable is reasonably assured. For commission revenues, which represent the substantial majority of our Core segment net revenues, revenue recognition generally occurs when a consumer, having visited one of our websites and clicked on a digital offer for a paid retailer makes a purchase with such paid retailer, and completion of the order is reported to us by such paid retailer, either directly or through a performance marketing network. The reporting by the paid retailer includes the amount of commissions the paid retailer has calculated as owing to us. Certain paid retailers do not provide reporting until a commission payment is made. In those cases, which have historically not been significant, we record commission revenues on a cash basis. For advertising revenues, revenue recognition occurs when we display a paid retailer’s advertisements on our websites or mobile applications. Rates for advertising are typically negotiated with individual retailers with which we have contracts. Payments for advertising may be made directly by retailers or through performance marketing networks.
We also generate revenues in our Gift Card segment, the substantial majority of which are derived from the sale of previously owned gift cards and the remainder of which are derived from the sale of gift cards obtained from merchants. We generally purchase gift cards at a discount to face value and resell them to consumers and businesses through our online marketplace at a markup to our cost, while still at a discount to face value. For gift card revenues, revenue recognition occurs when the cards are sent to the purchaser.
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

We estimate and record a reserve for commission revenues based upon actual, historical return rates as reported to us by paid retailers to provide for end-user cancellations or product returns, which may not be reported by the paid retailer or performance marketing network until a subsequent date. As such, we report commission revenues net of the estimated returns reserve. Net revenues are reported net of sales taxes, where applicable.
Our payment arrangements with paid retailers are both direct and through performance marketing networks, which act as intermediaries between the paid retailers and us. No paid retailer individually accounted for more than 10% of net revenues or accounts receivable as of and for the three and nine months ended September 30, 2016 and 2015.
Cost of Net Revenues
Cost of net revenues is composed of direct and indirect costs incurred to generate revenue. For our Gift Card segment, these costs consist of the costs to acquire gift cards, including shipping costs. For our Core segment, these costs consist primarily of the personnel costs of our salaried operations and technology support employees and fees paid to third-party contractors engaged in the operation and maintenance of our existing websites and mobile applications. Such technology costs also include website hosting and Internet service costs. Other costs include allocated facility and general information technology costs.
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
The Company may be subject to income tax audits by the respective tax authorities in any or all of the jurisdictions in which the Company operates or has operated within a relevant period, including the United States, the United Kingdom, France, Germany, and the Netherlands. Significant judgment is required in determining uncertain tax positions. We utilize a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. We adjust these reserves in light of changing facts and circumstances, such as the closing of an audit or the refinement of an estimate. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We include interest and penalties related to uncertain tax positions in the provision for income taxes in our consolidated statements of operations.
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
Non-Marketable Investments and Other-Than-Temporary Impairment
During the second quarter of 2015, we invested $4.0 million in a non-controlling minority ownership stake in a privately-held marketing technology company in the United States. The minority interest is included at cost in other assets, net, in our consolidated balance sheets. We own less than 20% of the voting equity of the investee.
We regularly evaluate the carrying value of our cost-method investment for impairment and whether any events or circumstances are identified that would significantly harm the fair value of the investment. The primary indicators we utilize to identify these events and circumstances are the investee’s ability to remain in business, such as the investee’s liquidity and rate of cash use, and the investee’s ability to secure additional funding and the value of that additional funding. In the event a decline in fair value is judged to be other-than-temporary, we will record an other-than-temporary impairment charge in other operating expenses in our consolidated statements of operations. As the inputs utilized for our periodic impairment assessment are not based on observable market data, potential impairment charges related to our cost-method investment would be classified within Level 3 of the fair value hierarchy. To determine the fair value of this investment, we use all available financial information related to the entity, including information based on recent or pending third-party equity investments in the entity. In certain instances, a cost-method investment’s fair value is not estimated as there are no identified events or changes in the circumstances that may have a significant adverse effect on the fair value of the investment and to do so would be impractical.
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
We have entered into derivative instruments to hedge certain exposures to foreign currency risk on non-functional currency denominated intercompany loans and the re-measurement of certain assets and liabilities denominated in non-functional currencies in our foreign subsidiaries. We may enter into further such instruments in the future. We have not elected to apply hedge accounting or hedge accounting does not apply. Gains and losses resulting from a change in fair value for these derivatives are reflected in the period in which the change occurs and are recorded in other income (expense), net in our consolidated statement of operations. During the three and nine months ended September 30, 2016, we recorded a gain of $0.3 million and a gain of $0.5 million, respectively, related to our foreign exchange derivative instruments. During the three and nine months ended September 30, 2015, we recorded a gain of less than $0.1 million and a gain of $0.6 million, respectively, related to our foreign exchange derivative instruments. We did not have any foreign exchange derivative instruments outstanding as of September 30, 2016. The fair value and notional amount of the foreign exchange derivative instrument that was outstanding as of December 31, 2015 were $0.0 million and $6.3 million, respectively.

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
In June 2016, the FASB issued new guidance that modifies the method of accounting for expected credit losses on certain financial instruments, including trade and other receivables, which generally will result in the earlier recognition of allowances for losses. The guidance is effective for fiscal years beginning after December 15, 2019, using a modified retrospective application method through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the effect that the adoption of this guidance will have on our consolidated financial statements.
In August 2016, the FASB issued new guidance that clarifies how certain cash receipts and payments are to be presented in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, using a retrospective application method. Early adoption is permitted. We are currently evaluating the effect that the adoption of this guidance will have on our consolidated financial statements.
In October 2016, the FASB issued new guidance that requires immediate recognition of the income tax consequences of intercompany asset transfers other than inventory. The guidance is effective for fiscal years beginning after December 15, 2017, using a modified retrospective application method through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted. We are currently evaluating the effect that the adoption of this guidance will have on our consolidated financial statements.
3. Acquisitions
On April 5, 2016, we acquired GiftcardZen Inc, a private company and the operator of giftcardzen.com, a secondary marketplace for gift cards, for $21.5 million of cash consideration.
The following table summarizes the preliminary allocation of the purchase price of GiftcardZen Inc, with amounts shown below at fair value at the acquisition date (in thousands):

Cash acquired	$500
Inventory acquired	675
Other tangible assets acquired	48
Identifiable intangible assets:
Customer relationships	48
Marketing-related	1,064
Contract-based	1,978
Technology-based	1,077
Goodwill	17,077
Total assets acquired	22,467
Total liabilities assumed	(999)
Total	$21,468
Goodwill represents the excess of the purchase price over the aggregate fair value of the net tangible and identifiable intangible assets acquired and represents the expected synergies of the transaction and the knowledge and experience of the workforce in place. The goodwill from the acquisition is not deductible for tax purposes. The acquired customer relationships intangible assets have an estimated useful life of 6 years from the date of acquisition, the acquired marketing-related intangible assets have an estimated useful life of 2 years from the date of acquisition, the acquired contract-based intangible assets have estimated useful lives that range from 3 years to 5 years from the date of acquisition and the acquired technology-based intangible assets have an estimated useful life of 1 year from the date of acquisition. The total weighted average amortization period for the intangibles acquired is 2.6 years.
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
During the nine months ended September 30, 2016, we have recognized $4.5 million of expense associated with these arrangements within other operating expenses in our consolidated statement of operations. We are accreting a liability concurrent with expense recognition assuming the employees' continued employment with RetailMeNot. As of September 30, 2016, we have recognized $3.0 million in accrued compensation and benefits and $1.5 million in other noncurrent liabilities in our consolidated balance sheets.
4. Goodwill and Other Intangible Assets
During the nine months ended September 30, 2016, we preliminarily recognized $17.1 million of goodwill generated by our acquisition of GiftcardZen Inc. The recognized goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. We have allocated the goodwill from our GiftcardZen Inc acquisition to our Gift Card segment, which was added as a separate reportable segment during the second quarter of 2016. See Note 10, “Segment Reporting,” for a description of our segments.
Changes in our goodwill balance for the year ended December 31, 2015 and the nine months ended September 30, 2016 are summarized in the table below (in thousands):

	Core	Gift Card	Total
Balance at December 31, 2014	$176,927	$—	$176,927
Acquired in business combinations	—	—	—
Foreign currency translation adjustment	(2,202)	—	(2,202)
Balance at December 31, 2015	174,725	—	174,725
Acquired in business combinations (unaudited)	—	17,077	17,077
Foreign currency translation adjustment (unaudited)	537	—	537
Balance at September 30, 2016 (unaudited)	$175,262	$17,077	$192,339
Intangible assets consisted of the following as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	Weighted- Average Amortization Period (Months)	Estimated Useful Life (Months)	September 30, 2016 (unaudited)
			Gross	Accumulated Amortization	Impairment Expense	Net
Customer relationships	180	72-180	$15,898	$(6,293)	$—	$9,605
Marketing-related	152	24-180	79,960	(33,876)	—	46,084
Contract-based	57	12-60	21,715	(19,309)	—	2,406
Technology-based	12	12	8,758	(8,226)	—	532
Total intangible assets			$126,331	$(67,704)	$—	$58,627

	Weighted- Average Amortization Period (Months)	Estimated Useful Life (Months)	December 31, 2015
			Gross	Accumulated Amortization	Impairment Expense	Net
Customer relationships	180	180	$16,082	$(5,496)	$(243)	$10,343
Marketing-related	154	48-180	80,745	(28,755)	(2,068)	49,922
Contract-based	58	12-60	19,755	(18,746)	(29)	980
Technology-based	12	12	7,643	(7,643)	—	—
Total intangible assets			$124,225	$(60,640)	$(2,340)	$61,245
In October 2015, we decided to no longer support the Bons-de-Reduction.com brand. We have redirected traffic from Bons-de-Reduction.com to Poulpeo.com, and do not expect Bons-de-Reduction.com to provide additional income. As a result, we determined that a complete impairment of the remaining unamortized intangible assets associated with Bons-de-Reduction.com was warranted, resulting in an impairment charge of $2.3 million. We did not record any intangible asset impairment charges during the nine months ended September 30, 2016.

5. Commitments and Contingencies
Operating Leases
We lease office space, including our corporate headquarters in Austin, Texas, under non-cancellable operating leases. Rent expense under these operating leases was $2.0 million and $1.5 million for the three months ended September 30, 2016 and 2015, respectively, and $5.6 million and $4.5 million for the nine months ended September 30, 2016 and 2015, respectively.
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
6. Stockholders’ Equity and Stock-Based Compensation
Common Stock
Our certificate of incorporation authorizes shares of stock as follows: 150,000,000 shares of Series 1 common stock, 6,107,494 shares of Series 2 common stock and 10,000,000 shares of preferred stock. The common and preferred stock have a par value of $0.001 per share. As of September 30, 2016 and December 31, 2015, 48,486,470 and 51,091,393 shares of Series 1 common stock were outstanding, respectively. As of September 30, 2016 and December 31, 2015, zero shares of preferred stock and Series 2 common stock were outstanding.
Share Repurchase
In February 2015, our board of directors authorized a share repurchase program. Under the program, we were initially authorized to repurchase shares of Series 1 common stock for an aggregate purchase price not to exceed $100 million. In February 2016, our board of directors authorized an additional $50 million under the repurchase program, bringing the total amount of the program up to $150 million. The repurchase program is authorized through February 2017. During the nine months ended September 30, 2016, we repurchased 3,276,153 shares of Series 1 common stock at an aggregate purchase price of $29.0 million, and during the year ended December 31, 2015, we repurchased 4,323,000 shares of Series 1 common stock at an aggregate purchase price of $52.8 million.
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
In April 2016 in connection with our acquisition of GiftcardZen Inc, our board of directors approved the assumption of GiftcardZen Inc's existing 2012 Equity Incentive Plan (the "GCZ Plan") in accordance with NASDAQ Rule 5635, which provides that shares available under certain plans acquired in mergers or other acquisitions may be used for certain post-transaction grants of options or other equity awards.
Under our 2013 Plan and GCZ Plan, we granted stock options, restricted stock units, performance stock options and performance restricted stock units during the nine months ended September 30, 2016. The fair value of our market-based performance stock options was estimated on the grant date using a Monte Carlo simulation. The fair value of our performance restricted stock units was estimated based on the fair market value of our stock on the grant date and the number of restricted stock units we expect to vest based on our estimate of the achievement of the underlying performance conditions.
We recorded stock-based compensation expense of $6.3 million and $6.7 million for the three months ended September 30, 2016 and 2015, respectively, and $18.9 million and $20.1 million for the nine months ended September 30, 2016 and 2015, respectively. We include stock-based compensation expense in cost and expenses consistent with the classification of respective employees’ cash compensation in our consolidated statements of operations. Individuals exercised 49,034 and 687,880 stock options during the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively.

During the nine months ended September 30, 2016 and the year ended December 31, 2015 we issued 490,549 and 269,236 shares of Series 1 common stock, respectively, net of shares withheld for taxes, upon the vesting of restricted stock units.
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
7. Earnings (Loss) Per Share
The rights of the holders of Series 1 and Series 2 common stock are identical, except with respect to voting. Each share of Series 1 and Series 2 common stock is entitled to one vote per share; however holders of Series 2 common stock are not entitled to vote in connection with the election of the members of our board of directors. Shares of Series 2 common stock may be converted into shares of Series 1 common stock at any time at the option of the stockholder. As of September 30, 2016 and 2015, no shares of Series 2 common stock were outstanding.
The following table sets forth the computation of basic and diluted net income (loss) per share of common stock (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)
Numerator
Net income (loss)	$114	$343	$(393)	$2,811
Denominator
Weighted average common shares outstanding - basic	48,683	53,037	48,899	53,513
Dilutive effect of stock options, restricted stock units, and Employee Stock Purchase Plan shares	1,184	707	—	1,068
Weighted average common shares outstanding - diluted	49,867	53,744	48,899	54,581
Net income (loss) per share:
Basic	$0.00	$0.01	$(0.01)	$0.05
Diluted	$0.00	$0.01	$(0.01)	$0.05

The following common equivalent shares were excluded from the diluted net income (loss) per share calculation, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)
Stock options	3,325	3,122	822	2,921
Restricted stock units	1,851	2,359	1,958	811
Employee Stock Purchase Plan shares	—	419	—	402
Total	5,176	5,900	2,780	4,134
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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2016 (unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Money market deposit accounts	$145,944	$—	$—	$145,944
	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Money market deposit accounts	$160,566	$—	$—	$160,566
Foreign exchange contract	$—	$19	$—	$19
Money market deposit accounts are reported in our consolidated balance sheets as cash and cash equivalents and derivative instruments are reported in our consolidated balance sheets as either accrued expenses and other current liabilities or prepaid assets and other current assets, net.
The fair value of our derivative instruments has been determined using pricing models that take into account the underlying contract terms, as well as all applicable inputs, such as currency rates. We did not have any foreign exchange derivative instruments outstanding as of September 30, 2016. The derivative instrument had a fair value of $0.0 million as of December 31, 2015.
Our other financial instruments consist primarily of accounts receivable, accounts payable, accrued liabilities and notes payable. The carrying value of these assets and liabilities approximate their respective fair values as of September 30, 2016 and December 31, 2015 due to the short-term maturities, or in the case of our long term notes payable, based on the variable interest rate feature.
During the nine months ended September 30, 2016, we recorded a fair value adjustment to the carrying amount of internally developed software and website development costs related to certain projects, resulting in $0.8 million of impairment expense. See Note 2, “Summary of Significant Accounting Policies.” During the year ended December 31, 2015, we recorded a fair value adjustment to the identified intangible assets associated with one of our websites, Bons-de-Reduction.com, resulting in $2.3 million of impairment expense. See Note 4, “Goodwill and Other Intangible Assets.”
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
For the three months ended September 30, 2016 and 2015, we recorded income tax benefits of $3.8 million and $1.0 million, respectively, resulting in an effective tax rate of 103.1% and 151.2%, respectively. For the nine months ended September 30, 2016 and 2015, we recorded an income tax benefit of $7.1 million and expense of $1.4 million, respectively, resulting in an effective tax rate of 94.7% and 33.4%, respectively. Our quarterly effective tax rate is subject to significant volatility based on the actual amount of pre-tax income or loss we generate in the period, changes to our forecasted annual effective tax rate and the impact of discrete items arising in the quarter.
As of September 30, 2016, our forecasted annual effective tax rate estimate for the year ended December 31, 2016 differed from the statutory rate primarily due to tax charges associated with non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which are partially offset by the benefit from U.S. federal research and development tax credits. As of September 30, 2015, our forecasted annual effective tax rate estimate for the year ended December 31, 2015 differed from the statutory rate primarily due to tax charges associated with non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which was partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options.

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
The following tables present information by reportable operating segment, and a reconciliation of these amounts to our consolidated statements of operations, for the three and nine month periods ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30, 2016 (unaudited)
	Core	Gift Card	Unallocated	Total
Net revenues	$50,455	$14,182	$—	$64,637
Cost of net revenues	4,488	13,313	440	18,241
Gross profit	45,967	869	(440)	46,396
Operating expenses:
Product development	9,554	291	3,122	12,967
Sales and marketing	21,019	439	1,286	22,744
General and administrative	5,036	668	3,680	9,384
Amortization of purchased intangible assets	—	—	2,496	2,496
Other operating expenses	—	—	2,040	2,040
Total operating expenses	35,609	1,398	12,624	49,631
Income (loss) from operations	$10,358	$(529)	$(13,064)	$(3,235)

	Three Months Ended September 30, 2015 (unaudited)
	Core	Gift Card	Unallocated	Total
Net revenues	$52,412	$—	$—	$52,412
Cost of net revenues	3,856	—	655	4,511
Gross profit	48,556	—	(655)	47,901
Operating expenses:
Product development	9,902	—	3,109	13,011
Sales and marketing	19,870	—	2,060	21,930
General and administrative	6,963	—	2,662	9,625
Amortization of purchased intangible assets	—	—	2,811	2,811
Other operating expenses	—	—	754	754
Total operating expenses	36,735	—	11,396	48,131
Income (loss) from operations	$11,821	$—	$(12,051)	$(230)

	Nine Months Ended September 30, 2016 (unaudited)
	Core	Gift Card	Unallocated	Total
Net revenues	$158,613	$24,923	$—	$183,536
Cost of net revenues	13,443	23,240	1,663	38,346
Gross profit	145,170	1,683	(1,663)	145,190
Operating expenses:
Product development	28,401	545	9,632	38,578
Sales and marketing	64,912	794	4,528	70,234
General and administrative	19,399	1,182	9,862	30,443
Amortization of purchased intangible assets	—	—	6,969	6,969
Other operating expenses	—	—	5,334	5,334
Total operating expenses	112,712	2,521	36,325	151,558
Income (loss) from operations	$32,458	$(838)	$(37,988)	$(6,368)

	Nine Months Ended September 30, 2015 (unaudited)
	Core	Gift Card	Unallocated	Total
Net revenues	$165,976	$—	$—	$165,976
Cost of net revenues	13,007	—	2,026	15,033
Gross profit	152,969	—	(2,026)	150,943
Operating expenses:
Product development	30,506	—	8,897	39,403
Sales and marketing	60,562	—	5,645	66,207
General and administrative	20,763	—	8,144	28,907
Amortization of purchased intangible assets	—	—	8,176	8,176
Other operating expenses	—	—	2,282	2,282
Total operating expenses	111,831	—	33,144	144,975
Income (loss) from operations	$41,138	$—	$(35,170)	$5,968
The following table presents information about the type of expenses included in the Unallocated column in the reconciliations above (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Depreciation expense	$2,235	$1,752	$6,269	$4,566
Stock-based compensation expense	6,293	6,734	18,928	20,091
Third party acquisition-related costs	—	—	488	55
Amortization of purchased intangible assets	2,496	2,811	6,969	8,176
Other operating expenses	2,040	754	5,334	2,282
Total Unallocated expenses	$13,064	$12,051	$37,988	$35,170

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
Overview
We operate a leading digital savings destination, connecting consumers with retailers, restaurants and brands, online and in-store. In the year ended December 31, 2015, our marketplace featured digital offers from over 70,000 retailers and brands, and we had contracts with more than 12,000 retailers. According to our internal data compiled using Google Analytics, during the trailing 12 months ended September 30, 2016, we had approximately 675 million total visits to our desktop and mobile websites. During the three months ended September 30, 2016, we averaged approximately 19.2 million mobile unique visitors per month.
Core Segment
We derive the substantial majority of our Core segment net revenues, which constitute the majority of our consolidated net revenues, from retailers, restaurants or brands that pay us directly or through third-party performance marketing networks. A retailer is a merchant that sells goods or services directly to consumers. A paid retailer is a retailer, restaurant or brand that has contracted to pay us a commission for sales which we influence using digital offers made available in our marketplace and/or a retailer, restaurant or brand that has contracted to pay us to promote their digital offers or provide advertising in our marketplace. In some instances, the paid retailer itself provides affiliate tracking links for attribution of online sales using digital offers made available in our marketplace and pays us directly. However, in most cases, paid retailers contract with performance marketing networks to provide affiliate tracking links for attribution of online sales using digital offers made available in our marketplace. These paid retailers then pay the commissions we earn to the performance marketing network, which in turn pays those commissions to us. In general, our contracts with performance marketing networks govern our use of affiliate tracking links made available to us by the performance marketing network and the remittance of any commissions payable to us from paid retailers utilizing the performance marketing network. The performance marketing network with which a paid retailer contracts to provide affiliate tracking links provides us with the paid retailer’s contract terms, which must be accepted by us and the paid retailer, and which further govern our use of affiliate tracking links for such paid retailer and payment of commissions to us. Our contracts are generally short term, meaning that they can be canceled by any of the contracting parties on 30 days’ notice or less.
During the three and nine months ended September 30, 2016 and 2015, the majority of our net revenues were derived from commissions earned when consumers made purchases using digital offers featured on our websites and mobile applications. We expect that a majority of our net revenues in the future will continue to be derived from these commissions. Commission rates are determined through negotiations with retailers based on a variety of factors, including the level of exposure to consumers in our marketplace, the quality and volume of sales realized from consumers using digital offers from our marketplace and the category of products purchased using digital offers. We sell our solutions to retailers, restaurants and brands through a direct sales force.
Gift Card Segment
We also generate net revenues from our Gift Card segment, the substantial majority of which are derived from the sale of previously owned gift cards and the remainder of which are derived from the sale of gift cards obtained from retailers and restaurants. We generally purchase gift cards at a discount to face value and resell them to consumers and businesses through our online marketplace at a markup to our cost, while still at a discount to face value.
On April 5, 2016, we acquired GiftcardZen Inc, a private company and the operator of giftcardzen.com, a secondary marketplace for gift cards, for approximately $21.5 million of cash consideration. In connection with the acquisition, we incurred approximately $0.5 million in direct acquisition costs.
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
Consolidated Results
During the three and nine months ended September 30, 2016, we generated net revenues of $64.6 million and $183.5 million, respectively, representing increases over the comparable prior year periods of 23.3% and 10.6%, respectively. Excluding net revenues from our Gift Card segment, which are primarily composed of net revenues from GiftcardZen Inc, net revenues for the three and nine months ended September 30, 2016 declined by 3.7% and 4.4%, respectively, as compared to the comparable prior year three and nine month periods.
Net income (loss) changed from income of $0.3 million and income of $2.8 million for the three and nine months ended September 30, 2015, respectively, to income of $0.1 million and a loss of $0.4 million for the three and nine months ended September 30, 2016, respectively. Adjusted EBITDA decreased from $11.8 million and $41.1 million to $9.8 million and $31.6 million over the comparable prior year three and nine month periods, respectively. See the information under the caption “Discussion Regarding Non-GAAP Financial Measures” below for further discussion of adjusted EBITDA, our use of this measure, the limitations of this measure as an analytical tool, and the reconciliation of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.
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
We intend to achieve future success by continuing to focus on improving the monetization of our mobile websites and mobile applications, which generally monetize at a lower rate than desktop traffic. We believe the comparatively lower rate of monetization primarily results from the following: (1) mobile visits tend to be more exploratory in nature, due to lower purchase intent than desktop visits, difficulties in navigating from our mobile websites and applications to retailer websites and friction in the purchase process on retailers' mobile websites, (2) we do not receive sales commissions or attribution when consumers that visit our websites and mobile applications using a mobile device subsequently make a purchase by directly accessing a retailer’s website on another device, such as a desktop or tablet or in-store (a circumstance known as cross device switching) and (3) some retailers currently do not recognize affiliate tracking links on their mobile websites or applications, and the tracking mechanisms related to such may not function to allow proper attribution of sales to us. We intend to introduce new methods of monetizing our consumer traffic, particularly the traffic to our mobile websites and applications, through a variety of methods, including improved attribution to us of the sales that we help drive for our retail, restaurant and brand partners, the use of pricing structures other than our traditional commission-based model (particularly with respect to advertising) and expanding food and dining content, which we believe consumers use on a more frequent basis.

We also intend to enhance the monetization of our websites and mobile applications by making product improvements that appeal to both consumers and retailers. These enhancements include increased leveraging of data to better personalize digital offers for consumers and to be a more effective channel for paid retailers to leverage our audience of users; continuing to invest in our in-store and advertising offerings; and further developing the location-based services features on our mobile applications to provide more geographically relevant digital offers.
Our acquisition of GiftcardZen Inc significantly expands the gift card content available to users of our RetailMeNot.com website and mobile application, which we believe will drive more consumers to utilize and increase our ability to monetize these solutions.
Finally, we have developed and implemented certain universal software platforms to support our international websites. We believe this investment will continue to allow us to more easily and rapidly expand organically in new geographic markets and integrate the systems of any additional digital offering businesses which we may acquire.
We believe that these significant investments will enable us to achieve future success and improve the quality, consistency and monetization of our marketplace.

Key Financial and Operating Metrics
We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments, and assess the longer-term performance of our business. The key financial and operating metrics we use are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except net revenues per visit)
Financial Metrics
Online transaction net revenues:
Desktop online transaction net revenues	$29,877	$35,791	$102,600	$121,498
Mobile online transaction net revenues	5,515	4,871	17,273	15,383
Total online transaction net revenues	35,392	40,662	119,873	136,881
Advertising and in-store net revenues	15,063	11,750	38,740	29,095
Gift card net revenues	14,182	—	24,923	—
Net revenues	64,637	52,412	183,536	165,976

Adjusted EBITDA	9,829	11,821	31,620	41,138
Gift Card segment gross profit	869	—	1,683	—
Core segment operating income	10,358	11,821	32,458	41,138

Operating Metrics
Visits:
Desktop visits	77,137	92,522	253,733	298,910
Mobile visits	68,912	67,180	206,580	204,678
Total visits	146,049	159,702	460,313	503,588
Online transaction net revenues per visit:
Desktop online transaction net revenues per visit	$0.39	$0.39	$0.40	$0.41
Mobile online transaction net revenues per visit	$0.08	$0.07	$0.08	$0.08
Total online transaction net revenues per visit	$0.24	$0.25	$0.26	$0.27

Mobile unique visitors	19,161	18,596	19,161	18,596

Net income (loss) is the most directly comparable financial measure, as calculated and presented in accordance with GAAP, in comparison to Adjusted EBITDA. Net income (loss) for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$114	$343	$(393)	$2,811
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
Gift Card Net Revenues. We define gift card net revenues as amounts paid to us by consumers and businesses related to the sale of gift cards through our gift card marketplace through our websites and mobile applications, net of returns.
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
Gift Card Segment Gross Profit. We define Gift Card segment gross profit as gift card net revenues less our cost of net revenues for the Gift Card segment, which consists primarily of the costs to acquire gift cards, including shipping costs and adjustments for chargebacks.
Core Segment Operating Income. We define Core segment operating income as net revenues derived from our Core segment (which consists of online transaction net revenues and advertising and in-store net revenues), less the amount of cost of net revenues, product development expense, sales and marketing expense and general and administrative expense allocated to our Core segment. Segment operating income includes internally allocated costs of our information technology function. We do not allocate stock- based compensation expense, depreciation and amortization expense, third-party acquisition-related costs or other operating expenses to our segments.
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
Mobile Unique Visitors. This amount represents the average number of monthly mobile unique visitors for the three month periods ended September 30, 2016 and 2015. We define each of the following as a mobile unique visitor: (i) the first time a specific mobile device accesses one of our mobile applications during a calendar month, and (ii) the first time a specific mobile device accesses one of our mobile websites using a specific web browser during a calendar month. If a mobile device accesses more than one of our mobile websites or mobile applications in a single calendar month, the first access to each such mobile website or mobile application is counted as a mobile unique visitor, as they are tracked separately for each mobile domain. We measure mobile unique visitors with a combination of internal data sources and Google Analytics data.
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
The following table presents a reconciliation of adjusted EBITDA to net income (loss) for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$114	$343	$(393)	$2,811
Depreciation and amortization	4,731	4,563	13,238	12,742
Stock-based compensation expense	6,293	6,734	18,928	20,091
Third party acquisition-related costs	—	—	488	55
Other operating expenses	2,040	754	5,334	2,282
Interest expense, net	545	536	1,716	1,449
Other (income) expense, net	(68)	(96)	(632)	301
(Benefit from) provision for income taxes	(3,826)	(1,013)	(7,059)	1,407
Adjusted EBITDA	$9,829	$11,821	$31,620	$41,138
The following tables present depreciation expense and stock-based compensation expense as included in the various lines of our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Depreciation Expense:
Cost of net revenues	$16	$131	$299	$383
Product development	1,085	975	3,566	2,430
Sales and marketing	21	351	686	989
General and administrative	1,113	295	1,718	764
Total depreciation expense	$2,235	$1,752	$6,269	$4,566

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Stock-Based Compensation Expense:
Cost of net revenues	$424	$524	$1,364	$1,643
Product development	2,037	2,134	6,066	6,467
Sales and marketing	1,265	1,709	3,842	4,656
General and administrative	2,567	2,367	7,656	7,325
Total stock-based compensation expense	$6,293	$6,734	$18,928	$20,091

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
We provide performance marketing solutions under contracts with retailers, which generally provide for commission payments to be facilitated by performance marketing networks. Commission rates are typically negotiated with individual paid retailers. Our commission rates vary based on a variety of factors, including the retailer, the level of exposure to consumers in our marketplace, the quality and volume of sales realized from consumers using digital offers in our marketplace and the category of products purchased using digital offers. We recognize commission revenues when we receive confirmation that a consumer has completed a purchase transaction with a paid retailer, as reported to us through a performance marketing network, or in some cases, by the retailer directly. When a digital offer applies only to specific items, the discount to the consumer will be applied only to those specific items, but our commission is generally based on the aggregate purchase price of all items purchased at that time by the consumer.
Commission revenues are reported net of a reserve for estimated returns. We estimate returns based on our actual historical returns experience; these returns have not been significant. We expect that the majority of our net revenues in the future will continue to be derived from commissions.
We also earn advertising revenues from advertising in our marketplace. Rates for advertising are typically negotiated with individual paid retailers. Payments for advertising may be made directly by these retailers or through performance marketing networks.
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
Cost of Net Revenues
Our cost of net revenues consists of direct and indirect costs incurred to generate net revenues. For our Gift Card segment, these costs consist primarily of the costs to acquire gift cards. For our Core segment, these costs consist primarily of the personnel costs of our site operations and website technical support employees; fees paid to third-party contractors engaged in the operation and maintenance of our websites and mobile applications; depreciation; and website hosting and Internet service costs. We expect our cost of net revenues to increase in both absolute dollars and as a percentage of net revenues in 2016 due to the costs to acquire gift cards following our purchase of GiftcardZen Inc, and as we continue to build our infrastructure to support our business across multiple markets, endeavor to improve offer diversity and quality and increase the number and amount of consumer purchases resulting from visits to our websites and from use of our mobile applications.
Product Development
Our product development expense consists primarily of personnel costs of our product management and software engineering teams, as well as fees paid to third-party contractors and consultants engaged in the design, development, testing and improvement of the functionality and user experience of our websites and mobile applications. We have increased investments in our software engineering resources in the current fiscal year to develop new features and products for our websites and mobile applications. We expect these additional investments to cause our product development expense to increase in absolute dollars in 2016, but we expect product development expenses to decrease as a percentage of net revenues due primarily to an increase in forecasted net revenues associated with our current year acquisition of GiftcardZen Inc.
Sales and Marketing
Our sales and marketing expense consists primarily of personnel costs of our sales, marketing, SEO and business analytics employees, as well as online and other advertising expenditures, branding programs and other marketing expenses. Our advertising, branding programs and other marketing costs include paid search advertising fees, online display advertising, including social networking sites, television advertising, creative development fees, public relations, email campaigns, trade show costs, sweepstakes and promotions and other general marketing costs. We have increased our sales and marketing efforts thus far in 2016 to drive consumer traffic to our websites, encourage downloads of, and engagement with, our mobile applications, strengthen our relationships with retailers and restaurants and increase the overall awareness of our brand, all with a focus on the ROI of our spend. While we will continue to have the same focus in the fourth quarter, we expect our sales and marketing expense to decline both in absolute dollars and as a percentage of net revenues in 2016.
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
Other Operating Expenses
Other operating expenses for the three and nine months ended September 30, 2016 consist primarily of amortization expense related to deferred compensation arrangements with employees of GiftcardZen Inc. We acquired GiftcardZen Inc on April 5, 2016 and entered into arrangements with a total value of up to $12.0 million, to be paid to a key employee and certain other employees at dates between 10 and 24 months following the acquisition, contingent upon the achievement of specific performance targets and those employees' continued employment with RetailMeNot.
During the first quarter of 2016, we noted circumstances that indicated the carrying amount of internally developed software and website development costs related to certain projects might not be recoverable. As a result, we performed a review for impairment of the costs associated with these projects, and have recognized $0.8 million of impairment expense within other operating expenses.
Other operating expenses for the three and nine months ended September 30, 2015 consisted primarily of amortization expense related to deferred compensation agreements with the selling stockholders of YSL Ventures, Inc. In 2013, we acquired YSL Ventures, Inc. and entered into $6.2 million in deferred compensation agreements with the selling stockholders of the business, $3.1 million of which was paid in October 2014, and the remaining $3.1 million of which was paid in equal quarterly installments over the following year, concluding in October 2015. The deferred compensation was due and payable contingent upon the continued employment of the selling stockholders, and as a result, we amortized the associated expense over the term of the compensation arrangements with the sellers.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Consolidated Statements of Operations Data:
Net revenues	$64,637	$52,412	$183,536	$165,976
Cost of net revenues	18,241	4,511	38,346	15,033
Gross profit	46,396	47,901	145,190	150,943
Operating expenses:
Product development	12,967	13,011	38,578	39,403
Sales and marketing	22,744	21,930	70,234	66,207
General and administrative	9,384	9,625	30,443	28,907
Amortization of purchased intangible assets	2,496	2,811	6,969	8,176
Other operating expenses	2,040	754	5,334	2,282
Total operating expenses	49,631	48,131	151,558	144,975
Income (loss) from operations	(3,235)	(230)	(6,368)	5,968
Other income (expense):
Interest expense, net	(545)	(536)	(1,716)	(1,449)
Other income (expense), net	68	96	632	(301)
Income (loss) before income taxes	(3,712)	(670)	(7,452)	4,218
Benefit from (provision for) income taxes	3,826	1,013	7,059	(1,407)
Net income (loss)	$114	$343	$(393)	$2,811

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Consolidated Statements of Operations Data as Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of net revenues	28.2	8.6	20.9	9.1
Gross profit	71.8	91.4	79.1	90.9
Operating expenses:
Product development	20.1	24.8	21.0	23.7
Sales and marketing	35.2	41.8	38.3	39.9
General and administrative	14.5	18.4	16.6	17.4
Amortization of purchased intangible assets	3.9	5.4	3.8	4.9
Other operating expenses	3.1	1.4	2.9	1.4
Total operating expenses	76.8	91.8	82.6	87.3
Income (loss) from operations	(5.0)	(0.4)	(3.5)	3.6
Other income (expense):
Interest expense, net	(0.8)	(1.0)	(0.9)	(0.9)
Other income (expense), net	0.1	0.1	0.3	(0.2)
Income (loss) before income taxes	(5.7)	(1.3)	(4.1)	2.5
Benefit from (provision for) income taxes	5.9	2.0	3.9	(0.8)
Net income (loss)	0.2%	0.7%	(0.2)%	1.7%

Net Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net Revenues by Source:
Desktop online transactions	$29,877	$35,791	$102,600	$121,498
Mobile online transactions	5,515	4,871	17,273	15,383
Online transactions	35,392	40,662	119,873	136,881
Advertising and in-store	15,063	11,750	38,740	29,095
Gift card	14,182	—	24,923	—
Total net revenues	$64,637	$52,412	$183,536	$165,976
Percentage of Net Revenues by Source:
Desktop online transactions	46.2%	68.3%	55.9%	73.2%
Mobile online transactions	8.6	9.3	9.4	9.3
Online transactions	54.8	77.6	65.3	82.5
Advertising and in-store	23.3	22.4	21.1	17.5
Gift card	21.9	—	13.6	—
Total percentage	100.0%	100.0%	100.0%	100.0%
Net Revenues by Geography:
U.S.	$54,384	$41,048	$149,625	$129,298
International	10,253	11,364	33,911	36,678
Total net revenues	$64,637	$52,412	$183,536	$165,976
Percentage of Net Revenues by Geography:
U.S.	84.1%	78.3%	81.5%	77.9%
International	15.9	21.7	18.5	22.1
Total percentage	100.0%	100.0%	100.0%	100.0%
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015. Net revenues increased by $12.2 million, or 23.3%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
The overall increase in net revenues was driven by $14.2 million of gift card net revenues as a result of our April 5, 2016 acquisition of GiftcardZen Inc. In addition, our advertising and in-store net revenues grew by $3.3 million, or 28.2%, and our mobile online transaction net revenues grew by $0.6 million, or 13.2%. The growth in our advertising and in-store net revenues was primarily due to the efforts of our direct sales force as well as improvements to the usability and functionality enhancements of our in-store product. The growth in our mobile online transaction net revenues was primarily driven by improved monetization resulting from an increase in the percentage of visits that resulted in a paid transaction, in addition to a 2.6% increase in visits to our mobile websites. In total, these increases were partially offset by a $5.9 million, or 16.5%, decrease in desktop online transaction net revenues. The decrease in our desktop online transaction net revenues was primarily caused by a 16.6% decrease in the total volume of visits to our desktop websites and deterioration in the average commission rate paid to us, which was partially offset by improved monetization driven by an increase in the percentage of visits that resulted in a paid transaction.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015. Net revenues increased by $17.6 million, or 10.6%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.
The overall increase in net revenues was driven by $24.9 million of gift card net revenues as a result of our April 5, 2016 acquisition of GiftcardZen Inc. In addition, our advertising and in-store net revenues grew by $9.6 million, or 33.2%, and our mobile online transaction net revenues grew by $1.9 million, or 12.3%. The growth in our advertising and in-store net revenues was primarily due to the efforts of our direct sales force as well as improvements to the usability and functionality enhancements of our in-store product. The growth in our mobile online transaction net revenues was primarily driven by improved monetization resulting from an increase in the percentage of visits that resulted in a paid transaction, in addition to a 0.9% increase in visits to our mobile websites. In total, these increases were partially offset by a $18.9 million, or 15.6%, decrease in desktop online transaction net revenues. The decrease in our desktop online transaction net revenues was primarily caused by a 15.1% decrease in the total volume of visits to our desktop websites and deterioration in the average commission rate paid to us, which was partially offset by improved monetization driven by an increase in the percentage of visits that resulted in a paid transaction.
Cost of Net Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Cost of net revenues	$18,241	$4,511	$38,346	$15,033
Percentage of net revenues	28.2%	8.6%	20.9%	9.1%
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015. For the three months ended September 30, 2016, cost of net revenues increased by $13.7 million, or 304.4%, compared to the three months ended September 30, 2015. This increase was primarily attributable to $13.3 million of costs to acquire gift cards related to the operations of GiftcardZen Inc, which was purchased subsequent to the prior year comparable period. In addition, website operating costs increased by $0.3 million.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015. For the nine months ended September 30, 2016, cost of net revenues increased by $23.3 million, or 155.1%, compared to the nine months ended September 30, 2015. The increase was primarily attributable to $23.2 million of costs to acquire gift cards related to the operations of GiftcardZen Inc, which was purchased subsequent to the prior year comparable period.
Product Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Product development	$12,967	$13,011	$38,578	$39,403
Percentage of net revenues	20.1%	24.8%	21.0%	23.7%
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015. For the three months ended September 30, 2016, product development expense remained relatively flat, decreasing by $44 thousand, or 0.3%, compared to the three months ended September 30, 2015. The drivers primarily responsible for the change were a $0.6 million decrease in fees for third-party data storage and hosting services, a $0.4 million increase in the amount of internally developed software and website development costs capitalized, net of depreciation expense recognized during the period, offset by a $1.1 million increase in personnel costs.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015. For the nine months ended September 30, 2016, product development expense decreased by $0.8 million, or 2.1%, compared to the nine months ended September 30, 2015. The decrease was primarily attributable to a $0.8 million decrease in fees for third-party data storage and hosting services.
Sales and Marketing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Sales and marketing	$22,744	$21,930	$70,234	$66,207
Percentage of net revenues	35.2%	41.8%	38.3%	39.9%
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015. For the three months ended September 30, 2016, sales and marketing expense increased by $0.8 million, or 3.7%, compared to the three months ended September 30, 2015. This increase was primarily attributable to an increase in online, brand and other marketing expenses of $2.3 million, mainly related to contextual advertising placements and user acquisition and retention efforts. These increases were offset by a $0.7 million decrease in paid search expenses and a $0.5 million decrease in personnel costs.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015. For the nine months ended September 30, 2016, sales and marketing expense increased by $4.0 million, or 6.1%, compared to the nine months ended September 30, 2015. This increase was primarily attributable to an increase in online, brand and other marketing expenses of $4.8 million, mainly related to contextual advertising placements and user acquisition and retention efforts. In addition, personnel costs increased by $0.9 million. These increases were offset by a $2.1 million decrease in paid search expenses.
General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
General and administrative	$9,384	$9,625	$30,443	$28,907
Percentage of net revenues	14.5%	18.4%	16.6%	17.4%
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015. For the three months ended September 30, 2016, general and administrative expense decreased by $0.2 million, or 2.5%, compared to the three months ended September 30, 2015. This decrease was primarily attributable to a $0.2 million decrease in our provision for doubtful accounts.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015. For the nine months ended September 30, 2016, general and administrative expense increased by $1.5 million, or 5.3%, compared to the nine months ended September 30, 2015. This increase was primarily attributable to a $1.4 million increase in personnel costs.
Amortization of Purchased Intangible Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Amortization of purchased intangible assets	$2,496	$2,811	$6,969	$8,176
Percentage of net revenues	3.9%	5.4%	3.8%	4.9%
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015. For the three months ended September 30, 2016, amortization of purchased intangible assets decreased by $0.3 million, or 11.2%, compared to the three months ended September 30, 2015. The decrease in amortization expense was primarily due to a decrease of $0.8 million in amortization expense of existing intangible assets, primarily related to the expiration of the useful life of certain of our contract-based purchased intangible assets. This decrease was partially offset by $0.5 million of amortization expense related to intangible assets we have recorded in the current quarter in conjunction with our acquisition of GiftcardZen Inc.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015. For the nine months ended September 30, 2016, amortization of purchased intangible assets decreased by $1.2 million, or 14.8%, compared to the nine months ended September 30, 2015. The decrease in amortization expense was primarily due to a decrease of $2.4 million in amortization expense of existing intangible assets, primarily related to the expiration of the useful life of certain of our contract-based purchased intangible assets. This decrease was partially offset by $1.1 million of amortization expense related to intangible assets we have recorded in the current year-to-date period in conjunction with our acquisition of GiftcardZen Inc.

Other Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Impairment of assets	$—	$—	$834	$—
Deferred compensation	2,051	761	4,509	2,297
Asset disposal gain	(11)	(7)	(9)	(15)
Total other operating expenses	$2,040	$754	$5,334	$2,282
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015. During the three months ended September 30, 2016, we recognized $2.1 million in deferred compensation expense for our April 5, 2016 acquisition of GiftcardZen Inc.
During the three months ended September 30, 2015, we recognized $0.8 million in deferred compensation expense for our October 2013 acquisition of the business of YSL Ventures, Inc. Our deferred compensation agreements with the selling stockholders of YSL Ventures, Inc. were completed in October 2015.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015. During the nine months ended September 30, 2016, we recognized $4.5 million in deferred compensation expense for our April 5, 2016 acquisition of GiftcardZen Inc. Additionally, during the three months ended March 31, 2016, we noted circumstances that indicated the carrying amount of internally developed software and website development costs related to certain projects might not be recoverable. As a result, we performed a review for impairment of the costs associated with these projects, and have recognized $0.8 million of impairment expense.
During the nine months ended September 30, 2015, we recognized $2.3 million in deferred compensation expense for our October 2013 acquisition of the business of YSL Ventures, Inc. Our deferred compensation agreements with the selling stockholders of YSL Ventures, Inc. were completed in October 2015.
Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Interest expense, net	$(545)	$(536)	$(1,716)	$(1,449)
Other income (expense), net	68	96	632	(301)
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015. Interest expense, net remained relatively flat for three months ended September 30, 2016 as compared to the three months ended September 30, 2015, increasing by $9 thousand. The impact of an increase in the average interest rate on our senior debt facility was offset by a decrease in our average outstanding debt over the comparable periods. Other income (expense), net remained relatively flat for the comparable periods as well, due to a minimal change in our net foreign currency exchange gain.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015. Interest expense, net, increased by $0.3 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, due primarily to an increase in the average interest rate on our senior debt facility. The increase in other income (expense), net is due to an increase in our net foreign currency exchange gain.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Benefit from (provision for) income taxes	$3,826	$1,013	$7,059	$(1,407)
Percentage of net revenues	5.9%	2.0%	3.9%	(0.8)%
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015. For interim periods, we determine the provision for income taxes by applying an estimate of the annual effective tax rate for the full fiscal year to pre-tax income or loss for the interim reporting period, with adjustments for discrete items. For the three months ended September 30, 2016 we recorded an income tax benefit of $3.8 million on a pre-tax loss of $3.7 million, resulting in an effective tax rate of 103.1%. For the three months ended September 30, 2015, we recorded an income tax benefit of $1.0 million on a pre-tax loss of $0.7 million, resulting in an effective tax rate of 151.2%.
Our effective tax rates for the current and prior year quarter-to-date periods were subject to significant variation due to several factors, including variability in our pre-tax income (loss) throughout the year, the mix of jurisdictions to which they relate, changes in tax laws and regulations and the impact of non-deductible expenses and discrete items.
As of September 30, 2016, our forecasted annual effective tax rate estimate for the year ended December 31, 2016 differed from the statutory rate primarily due to non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which are partially offset by the benefit from U.S. federal research and development tax credits. As of September 30, 2015, our forecasted annual effective tax rate estimate for the year ended December 31, 2015 differed from the statutory rate primarily due to non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which are partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015. For interim periods, we determine the provision for income taxes by applying an estimate of the annual effective tax rate for the full fiscal year to pre-tax income or loss for the interim reporting period, with adjustments for discrete items. For the nine months ended September 30, 2016 we recorded an income tax benefit of $7.1 million on a pre-tax loss of $7.5 million, resulting in an effective tax rate of 94.7%. For the nine months ended September 30, 2015, we recorded income tax expense of $1.4 million on pre-tax income of $4.2 million, resulting in an effective tax rate of 33.4%.
Our effective tax rates for the current and prior year-to-date periods were subject to significant variation due to several factors, including the mix of jurisdictions to which our pre-tax income (loss) relate, changes in tax laws and regulations and the impact of non-deductible expenses and discrete items.
As of September 30, 2016, our forecasted annual effective tax rate estimate for the year ended December 31, 2016 differed from the statutory rate primarily due to non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which are partially offset by the benefit from U.S. federal research and development tax credits. As of September 30, 2015, our forecasted annual effective tax rate estimate for the year ended December 31, 2015 differed from the statutory rate primarily due to non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which are partially offset by the effect of different statutory tax rates in foreign jurisdictions and the benefit of disqualifying dispositions of incentive stock options.
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
The following tables present information by reportable operating segment for the three and nine month periods ended September 30, 2016 and 2015:
Core Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net revenues	$50,455	$52,412	$158,613	$165,976
Cost of net revenues	4,488	3,856	13,443	13,007
Gross profit	45,967	48,556	145,170	152,969
Operating expenses	35,609	36,735	112,712	111,831
Segment income from operations	$10,358	$11,821	$32,458	$41,138
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015. Net revenues from the Core segment decreased by $2.0 million, or 3.7%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The decrease was due primarily to a $5.9 million, or 16.5%, decrease in desktop online transaction net revenues. The decrease in our desktop online transaction net revenues was primarily caused by a 16.6% decrease in the total volume of visits to our desktop websites and deterioration in the average commission rate paid to us, which was partially offset by improved monetization driven by an increase in the percentage of visits that resulted in a paid transaction. This decrease was partially offset by a $3.3 million, or 28.2%, increase in our advertising and in-store net revenues and a $0.6 million, or 13.2%, increase in mobile online transaction net revenues. The growth in our advertising and in-store net revenues was primarily due to the efforts of our direct sales force as well as improvements to the usability and functionality enhancements of our in-store product. The growth in our mobile online transaction net revenues was primarily driven by improved monetization resulting from an increase in the percentage of visits that resulted in a paid transaction, in addition to a 2.6% increase in visits to our mobile websites.
Income from operations for the Core segment decreased by $1.5 million, or 12.4%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The decrease was due primarily to the $2.0 million decrease in net revenues discussed above and a $0.6 million, or 16.4%, increase in cost of net revenues. These changes were partially offset by a $1.1 million, or 3.1%, decrease in operating expenses.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015. Net revenues from the Core segment decreased by $7.4 million, or 4.4%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The decrease was due primarily to a $18.9 million, or 15.6%, decrease in desktop online transaction net revenues. The decrease in our desktop online transaction net revenues was primarily caused by a 15.1% decrease in the total volume of visits to our desktop websites and was further driven by a deterioration in the average commission rate paid to us. This decrease was partially offset a $9.6 million, or 33.2%, increase in our advertising and in-store net revenues and a $1.9 million, or 12.3%, increase in mobile online transaction net revenues. The growth in our advertising and in-store net revenues was primarily due to the efforts of our direct sales force as well as improvements to the usability and functionality enhancements of our in-store product. The growth in our mobile online transaction net revenues was primarily driven by improved monetization resulting from an increase in the percentage of visits that resulted in a paid transaction, in addition to a 0.9% increase in visits to our mobile websites.
Income from operations for the Core segment decreased by $8.7 million, or 21.1%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The decrease was due primarily to the $7.4 million decrease in net revenues discussed above. In addition, operating expenses increased by $0.9 million, or 0.8%.

Gift Card Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net revenues	$14,182	$—	$24,923	$—
Cost of net revenues	13,313	—	23,240	—
Gross profit	869	—	1,683	—
Operating expenses	1,398	—	2,521	—
Segment loss from operations	$(529)	$—	$(838)	$—
We created our Gift Card segment during the second quarter of 2016, concurrent with our April 5, 2016 purchase of GiftcardZen Inc, a secondary marketplace for gift cards. As such, a comparison to prior year comparable periods is not available for the Gift Card segment.
Seasonality and Quarterly Results
Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, including seasonal factors and economic cycles that influence consumer purchasing of retail products. Historically, we have experienced the highest levels of visitors to our websites and mobile applications and net revenues in the fourth quarter of the year, which coincides with the winter holiday season in the U.S. and Europe. During the fourth quarter of 2015, we generated net revenues of $83.1 million, which represented 33.4% of our net revenues in 2015. Further, we believe net revenues from our advertising and in-store products may be even more heavily weighted to the fourth quarter of the year. As net revenues from this part of our business grow as a percentage of net revenues of our Core segment, for example to 24.4% from 17.5% of such net revenues for the nine months ended September 30, 2016 and 2015, respectively, our seasonality may increase. We do not yet have sufficient operating history with respect to our Gift Card segment to forecast its seasonality.
Our investments have led to uneven quarterly operating results due to increases in personnel costs, brand marketing, product and technology enhancements and the impact of strategic projects. The return on these investments is generally achieved in future periods and, as a result, these investments can adversely impact near term results.
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
Liquidity and Capital Resources
Since our inception, we have funded our operations and acquisitions primarily through private placements of our preferred stock, the issuance of equity securities through our initial public offering and follow-on public offering, bank borrowings and cash flows from operations. We generated positive cash flows from operations for the nine months ended September 30, 2016 and 2015. As of September 30, 2016, we had $235.3 million in cash and cash equivalents, compared to $259.8 million at December 31, 2015. At September 30, 2016, certain of our foreign subsidiaries held approximately $17.1 million of our cash and cash equivalents. If these assets were distributed to the U.S., we might be subject to additional U.S. taxes in certain circumstances, subject to an adjustment for foreign tax credits, and foreign withholding taxes. We have not provided for these taxes because we consider these assets to be permanently reinvested in our foreign subsidiaries. We have no plans or intentions to repatriate cumulative earnings of our foreign subsidiaries through September 30, 2016.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$43,404	$52,258
Net cash used in investing activities	(30,202)	(17,029)
Net cash used in financing activities	(37,435)	(8,202)
Effect of foreign currency exchange rate on cash	(269)	(804)
Change in cash and cash equivalents	(24,502)	26,223
Cash and cash equivalents, beginning of period	259,769	244,482
Cash and cash equivalents, end of period	$235,267	$270,705
Net Cash Provided by Operating Activities
Cash provided by operating activities primarily consists of our net income (loss) adjusted for certain non-cash items and the effect of changes in operating assets and liabilities. Net cash provided by operating activities was $43.4 million and $52.3 million during the nine months ended September 30, 2016 and 2015, respectively.
During the nine months ended September 30, 2016, cash flows from operating activities were primarily generated through adjustments to our net loss of $0.4 million, including the impact of depreciation and amortization expense of $13.2 million, stock-based compensation expense of $18.9 million, amortization of deferred compensation of $4.5 million, deferred income tax expense of $1.6 million and $6.0 million from changes in cash flows associated with operating assets and liabilities. The changes in cash flows associated with operating assets and liabilities were primarily driven by a decrease in accounts receivable of $25.0 million due to a seasonal decrease in net revenues following the fourth quarter, which was partially offset by other changes in operating assets and liabilities of $19.0 million.
During the nine months ended September 30, 2015, cash flows from operating activities were primarily generated through net income of $2.8 million, including the impact of depreciation and amortization expense of $12.7 million, stock-based compensation expense of $20.1 million, amortization of deferred compensation of $2.3 million and $14.2 million from changes in cash flows associated with operating assets and liabilities. The changes in cash flows associated with operating assets and liabilities were primarily driven by a decrease in accounts receivable of $28.2 million due to a seasonal decrease in net revenues following the fourth quarter, which was partially offset by other changes in operating assets and liabilities of $14.0 million.
Net Cash Used in Investing Activities
Our primary investing activities for the periods presented consisted of a business acquisition and purchases of property and equipment and other assets. Net cash used in investing activities was $30.2 million and $17.0 million during the nine months ended September 30, 2016 and 2015, respectively.
During the nine months ended September 30, 2016, we acquired GiftcardZen Inc for $21.0 million, net of cash held by the acquired business. During the nine months ended September 30, 2015, we used $4.0 million to invest in a non-controlling minority ownership stake in a privately-held marketing technology company in the United States.
Our remaining investing activities during the nine months ended September 30, 2016 and 2015 were primarily comprised of purchase of computer equipment and software, office furniture and fixtures, leasehold improvements, certain capitalized internally developed software and website development costs and domain names. As we expand our business, we intend to purchase additional technology resources and invest in our operating facilities.
Net Cash Provided by Financing Activities
Our primary financing activities for the periods presented consisted of proceeds from borrowings under our revolving credit facility, the repurchase of our Series 1 common stock, repayments of our senior debt and share based payment activity. Net cash used in financing activities was $37.4 million and $8.2 million in the nine months ended September 30, 2016 and 2015, respectively.
During the nine months ended September 30, 2016, we used $28.4 million to repurchase our Series 1 common stock and $7.5 million to repay a portion of our senior debt. The remainder of our financing activities was primarily composed of payments of taxes related to net share settlement of equity awards of $1.6 million.

During the nine months ended September 30, 2015, we borrowed $30.0 million under our revolving credit facility and used $38.8 million to repurchase our Series 1 common stock. The remainder of our financing activities was primarily composed of proceeds from the issuance of common stock, net of payments for taxes related to net share settlement of equity awards, of $4.3 million, the repayment of a $5.0 million portion of our senior debt and an excess income tax benefit from stock-based compensation of $1.3 million.
Capital Resources
We believe that our existing cash and cash equivalents and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. As of September 30, 2016, we had $65.0 million in long term debt outstanding, $10.0 million of which is classified as current maturities, and $93.9 million available for borrowing under our revolving credit facility.
In February 2015, our board of directors authorized a share repurchase program. Under the program, we were initially authorized to repurchase shares of Series 1 common stock for an aggregate purchase price not to exceed $100 million. In February 2016, our board of directors authorized an additional $50 million under the repurchase program, bringing the total amount of the program up to $150 million. The repurchase program is authorized through February 2017. During the nine months ended September 30, 2016, we repurchased 3,276,153 shares of Series 1 common stock at an aggregate purchase price of $29.0 million. Since the plan's inception, we have repurchased 7,599,153 shares of Series 1 common stock at an aggregate purchase price of $81.8 million.
On April 5, 2016, we acquired GiftcardZen Inc, a private company and the operator of giftcardzen.com, a secondary marketplace for gift cards, for approximately $21.5 million of cash consideration.
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
Off-Balance Sheet Arrangements
For the three and nine months ended September 30, 2016, we did not, and we do not currently, have any off-balance sheet arrangements.
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
Foreign Currency Exchange Risk
We transact business in various currencies other than the U.S. dollar, principally the British pound sterling and the Euro, which exposes us to foreign currency risk. Net revenues and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of each of our non-U.S. subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. For the nine months ended September 30, 2016 and 2015, approximately 18.5% and 22.1%, respectively, of our net revenues were denominated in such foreign currencies.
We have entered into derivative instruments to hedge certain exposures to foreign currency risk on non-functional currency denominated intercompany loans and the re-measurement of certain assets and liabilities denominated in non-functional currencies in our foreign subsidiaries, but did not enter into any derivative financial instruments for trading or speculative purposes. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of the consolidation of our international operations due to transaction gains (losses) related to revaluing certain cash balances and trade accounts receivable that are denominated in currencies other than the U.S. dollar, we believe such a change will not have a material impact on our results of operations.
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
The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all of our currency exposures as of September 30, 2016, assuming instantaneous and parallel shifts in exchange rates. As of September 30, 2016, our working capital surplus (defined as current assets less current liabilities) subject to foreign currency translation risk was $24.7 million. The potential decrease in net current assets from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates would be $2.5 million. This compares to a working capital surplus subject to foreign currency translation risk of $25.9 million as of December 31, 2015, for which a hypothetical 10% adverse change would have resulted in a potential decrease in net current assets of $2.6 million.
Interest Rate Risk
As of September 30, 2016, we had total notes payable of $65.0 million, consisting of variable interest rate debt based on 3-month LIBOR. Our variable interest rate debt is subject to interest rate risk, because our interest payments will fluctuate with movements in the underlying 3-month LIBOR rate. A 100 basis point change in LIBOR rates would result in an increase in our interest expense of $0.7 million for the next 12 months based on current outstanding borrowings.
Our exposure to market risk on our cash and cash equivalents for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in the three and nine months ended September 30, 2016.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Traffic to certain of our desktop websites has declined year-over-year. If we are unable to continue to attract visitors to our websites from search engines, then consumer traffic to our websites could continue to decrease. That decrease has negatively impacted, and could in the future, negatively impact commissions earned based on purchases generated for our paid retailers through our marketplace, and therefore adversely impact our ability to maintain or grow our online transaction net revenues and profitability.
We generate consumer traffic to our websites using various methods, including search engine marketing, or SEM, search engine optimization, or SEO, email campaigns and social media referrals. Our net revenues and profitability are dependent upon generalized demand for the digital offers we provide and upon our continued ability to use a combination of these methods to generate consumer traffic to our websites in a cost-efficient manner. We have experienced and continue to experience fluctuations in search result rankings for a number of our websites. We have also experienced a year-over-year decline in the number of visits to our desktop websites. There can be no assurances that we will be able to grow or maintain current levels of consumer traffic as a whole or with respect to either our desktop or mobile websites.
Our SEM and SEO techniques have been developed to work with existing search algorithms utilized by the major search engines. However, major search engines frequently modify their search algorithms. Changes in these algorithms can cause our websites to receive less favorable placements, which could reduce the number of users who visit our websites. For example, in 2014 and 2015, a major search engine released updates to its search algorithm that impacted the rankings of our websites for certain keywords. In some of those instances, consumer traffic to our websites decreased when compared to traffic levels immediately prior to each of these algorithm updates. As of September 30, 2016, traffic to our websites had not returned to levels immediately prior to a May 2015 algorithm update due, in part, to changes in search result rankings for certain keywords. We may be unable to modify our SEM and SEO strategies in response to any future search algorithm changes made by the major search engines, which could require a change in the strategy we use to generate consumer traffic to our websites. In addition, websites must comply with search engine guidelines and policies. These guidelines and policies are complex and may change at any time. If we fail to follow such guidelines and policies properly, search engines may rank our content lower in search results or could remove our content altogether from their indices. If we fail to understand and comply with these guidelines, our SEO strategy may become unsuccessful.
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

If we are listed less prominently or fail to appear in search result listings for any reason, it is likely that the number of visitors to our websites will decline. Any such decline in consumer traffic to our websites could adversely impact the commission earned based on the number of purchases we generate for our paid retailers, which could in turn adversely affect our online transaction net revenues and our profitability. For example, after a major search engine released updates to its search algorithm in May 2014 and in May 2015, consumer traffic to our websites decreased in some instances when compared to traffic levels immediately prior to each algorithm update, which negatively impacted our online transaction net revenues. We continue to see fluctuations in our traffic based on combination of factors, including search engine algorithm changes. We may not be able to replace this traffic with the same volume of visitors or in the same cost-effective manner from other channels, such as direct, SEM, display advertising, e-mail or social media, or at all. An attempt to replace this traffic through other channels may require us to increase our sales and marketing expenditures, which would adversely affect our operating results and which additional net revenues may not offset.
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
Consumers are increasingly using mobile devices to access our content and if we are unsuccessful in expanding the capabilities of our digital offer solutions for our mobile platforms to allow us to generate net revenues as effectively as our desktop platforms, our online transaction net revenues could decline.
Web usage and the consumption of digital content are increasingly shifting to mobile platforms, typically smartphones and mobile watches. In the nine months ended September 30, 2016 and in fiscal 2015, visits to our mobile websites represented approximately 45% and 41%, respectively, of the total visits to our websites, and we expect the percentage of these visits to continue to grow. Industry-wide solutions to monetize digital offer content effectively on these platforms are at an early stage of development and the future demand and growth prospects for digital offer content on these mobile platforms are uncertain. Further, the rate at which we monetize digital offer content on our mobile websites and applications is significantly lower than the corresponding rate on our desktop websites.
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
Further, to deliver high quality mobile offerings, it is important that our solutions integrate with a range of other mobile technologies, systems, networks and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards. For example, some retailers today do not recognize affiliate tracking links on their mobile websites or applications, and affiliate tracking links on mobile websites or applications may not function to allow retailers’ sales to be attributed to us. Further, consumers may click on a digital offer displayed on our mobile websites or in our mobile applications, but execute a purchase using that digital offer on a different platform, such as on the retailer’s desktop website (a circumstance known as cross device switching), which may result in those retailer sales not being attributed to us. As a result, in each such case, we may not receive commission revenues when a consumer executes a purchase on the retailer’s platform after clicking through a digital offer displayed on our mobile websites or in our mobile applications. If retailers fail to recognize affiliate tracking links on their mobile websites or applications, or affiliate tracking links on mobile websites or applications do not function to allow retailers’ sales to be attributed to us and our mobile traffic continues to represent a significant percentage of our consumer traffic, or increases, our business could be harmed and our operating results could be adversely affected.
If we fail to develop mobile applications and mobile websites that effectively address consumer and retailer needs, or if we are not able to implement strategies that allow us to monetize mobile platforms and other emerging platforms, our ability to grow mobile online transaction net revenues and in-store net revenues will be constrained, and our business, financial condition and operating results would be adversely affected.
If retailers alter the way they attribute credit to publishers in their performance marketing programs, our online transaction net revenues could decline and our operating results would be adversely affected.
Retailers often advertise and market digital offers through performance marketing programs, a type of performance-based marketing in which a retailer rewards one or more publishers such as us for each visitor or customer generated by the publisher’s own marketing efforts. When a consumer executes a purchase on a retailer’s website as a result of a performance marketing program, most performance marketing conversion tracking tools credit the most recent link or ad clicked by the consumer prior to that purchase. This practice is generally known as “last-click attribution.” We generate the substantial majority of our online transaction net revenues through transactions for which we receive last-click attribution. In recent years, some retailers have sought, and in some cases adopted, alternatives to last-click attribution. These alternatives are primarily “first-click attribution,” which credits the first link or ad clicked by a consumer prior to executing a purchase, or “multichannel attribution,” which applies weighted values to each of a retailer’s advertisements and tracks how each of those advertisements contributed to a purchase. If retailers widely adopt first-click attribution, multichannel attribution or otherwise alter the ways they attribute credit for purchases to us, and if we are unable to adapt our business practices to such alterations, our online transaction net revenues could decline and our business, financial condition and operating results could be adversely affected.
If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products, our revenues, financial results and business may be significantly harmed.
The size of our user base and our users’ level of engagement are important to our success. Our financial performance has and will continue to be significantly determined by our success in adding, retaining, and engaging our users. If consumers do not perceive our products to be useful, we may not be able to attract or retain users or otherwise maintain or increase the frequency of their engagement. We have experienced a reduction in our active user base and there is no guarantee that we will not experience further erosion in that user base or of user engagement levels. Any number of factors could potentially negatively affect user retention, growth and engagement, including if:

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
If we are unable to maintain or increase our user base and user engagement, our revenues and financial results may be adversely affected. Any decrease in user retention, growth or engagement could render our marketplace less attractive to retailers and brands, which is likely to have a material and adverse impact on our revenues, business, financial condition and results of operations. If our desktop website traffic continues to decline and if our mobile website traffic growth rate continues to slow, or to decline, we will become increasingly dependent on our ability to maintain or increase levels of user engagement and associated monetization in order to maintain our current revenues or drive revenue growth.
If we are unable to retain our existing paid retailers, expand our business with existing paid retailers or attract new paid retailers and consumers, our net revenues could decline.
Our ability to continue to grow our net revenues will depend in large part on expanding our business with existing paid retailers and attracting new paid retailers. The number of our current paid retailers may not expand beyond our existing base and may decline. Even for our largest paid retailers, the amount they pay us is typically only a small fraction of their overall advertising budget. Retailers may view their spend with us as experimental, particularly with respect to our in-store solution, and may either reduce or terminate their spend with us if they determine a superior alternative for generating sales. In addition, retailers may determine that distributing digital offers through our platform results in undesirably broad distribution of their digital offers or otherwise does not provide a compelling value proposition. Some retailers have demanded that we remove digital offers relating to their products or services from our marketplace, and we anticipate that some retailers will do so in the future. Paid retailers have in some cases reduced, and may reduce in the future, the commission rates they pay to us for sales we facilitate. If we are unable to negotiate favorable terms with current or new paid retailers in the future, including the commission rates they pay us, our operating results will be adversely affected.
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
While we enter into agreements with certain paid retailers that may be performed over a period of one year or longer, retailers generally do not enter into long-term obligations with us requiring them to use our solutions. Paid retailers’ contracts with us, with few exceptions, are cancelable upon short or no notice and without penalty. We cannot be sure that our paid retailers will continue to use our solutions or that we will be able to replace retailers that do not renew their campaigns with new ones generating comparable revenues.
If we are unable to attract new consumers and maintain or increase consumer traffic to our websites and use of our mobile applications, new paid retailers may choose not to use, and existing paid retailers may not continue to use, our solutions for their promotional campaigns, and our volume of new digital offer inventory may suffer as the perceived usefulness of our marketplace declines. If our existing paid retailers do not continue to use our solutions for their promotional campaigns, or if we are unable to attract and expand the amount of business we do with new retailers, our revenues will decrease and our operating results will be adversely affected.
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

•
market acceptance of our current and future solutions, including our ability to retain current paid retailers, sell additional solutions to existing paid retailers and to add new paid retailers to our marketplace in multiple regions around the world;

•	our ability to achieve growth rates and performance targets anticipated by us in setting our operating and capital expense budgets;

•	overall levels of consumer spending;

•	the budgeting cycles of our paid retailers;

•	the cyclical and discretionary nature of marketing spend and any resulting changes in the number and quality of digital offers that paid retailers choose to offer;

•
changes in the competitive dynamics of the digital offer industry, including consolidation among competitors, performance marketing networks or customers, and our reputation and brand strength relative to our competitors;

•	the response of consumers to our digital offer content and our personalization initiatives;

•	our ability to control costs, including our operating expenses;

•	network outages, errors in our solutions or security breaches and any associated expenses and collateral effects;

•	foreign currency exchange rate fluctuations, as our foreign sales and costs are denominated in local currencies;

•	interest rate fluctuations, as our senior indebtedness carries a variable interest rate;

•	costs related to acquisitions or licensing of, or investments in, products, services, technologies or other businesses and our ability to integrate and manage any acquisitions successfully;

•	our ability to collect amounts billed to paid retailers directly and through performance networks;

•	paid retailers filing for bankruptcy protection or otherwise ceasing to operate; and

•	general economic and political conditions in our domestic and international markets.
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
The majority of our net revenues come from commissions earned for promoting digital offers on behalf of paid retailers. Often, the commissions we earn are tracked and paid by performance marketing networks. For 2015, 94.9% of the net revenues from our Core operating segment came from retailers that pay us through performance marketing networks, primarily Commission Junction and LinkShare. Performance marketing networks provide retailers with affiliate tracking links for attributing revenues to publishers like us and the ability to distribute digital offer content to multiple publishers. We do not have exclusive relationships with performance marketing networks. They do not enter into long-term commitments with us to allow us to use their solutions, and their contracts with us are cancelable upon short or no notice and without penalty.
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
A substantial number of digital offer websites and mobile applications, including those that attempt to replicate all or a portion of our business model, have emerged globally. In addition to such competitors, we are experiencing increasing competition from other businesses that provide digital offers similar to ours as an add-on to their core business. For example, Groupon, Living Social, Coupons.com and Facebook now provide digital offers, and Google, Facebook and PayPal are now providing digital offers for in-store purchases. We also expect to compete against other websites and mobile applications that serve niche markets and interests and credit card issuers providing offers based on the user of a particular credit card at certain retailers and restaurants. In addition, we compete with traditional offline coupon and discount services, as well as newspapers, magazines and other traditional media companies that provide coupons and discounts on products and services. Finally, we compete with various companies that offer discounted gift cards, including Raise, Cardcash and Cardpool.
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
Certain of our larger actual or potential competitors may have the resources to significantly change the nature of the digital offer industry to their advantage, which could materially disadvantage us. For example, a major search engine now displays product-listing advertisements above the organic search results returned by its search engine in response to user searches and has increased the number of paid search results on mobile websites for certain keywords reducing visibility of organic search results, each of which may reduce the amount of traffic to our websites. Additionally, potential competitors such as PayPal, Yahoo! and Facebook have widely adopted industry platforms which they could leverage to distribute digital offers that could be disadvantageous to our competitive position.
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

In the traditional coupon landscape, our primary competitors for advertising spend include publishers of printed coupons. Many of these competitors have significant consumer reach, well-developed retailer relationships, and much larger financial resources and longer operating histories than we have.
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
A decrease in the quality of the digital offers available through our marketplace could harm our reputation and damage our ability to attract and retain consumers and paid retailers, which could adversely affect our business. Additionally, maintaining and enhancing our RetailMeNot brand and the brands of each of our other websites and mobile applications is critical to our ability to attract new paid retailers and consumers to our marketplace, generate net revenues and successfully introduce new solutions. We may not be able to successfully build our RetailMeNot brand in the U.S. or the E.U. without losing some or all of the value associated with, or decreasing the effectiveness of, our other brands. We expect that the promotion of all our brands will require us to make substantial investments. As our market has become and continues to become more competitive, these branding initiatives have in the past been, and may in the future, be increasingly difficult and expensive. The successful promotion of our brands will depend largely on our marketing and public relations efforts. If we do not successfully maintain and enhance our brands, we could lose consumer traffic to our marketplace, which could, in turn, cause paid retailers to terminate or reduce the extent of their relationship with us. Our brand promotion activities may not be successful or may not yield net revenues sufficient to offset this cost, which could adversely affect our reputation and business.
Our business model largely depends upon digital offer inventory that we do not own or otherwise generally control, and the failure to maintain sufficient inventory or quality of the digital offers available in our marketplace may adversely affect our perceived value by consumers and retailers.
The success of our marketplace with respect to our Core segment depends on our ability to provide consumers with the digital offers they seek. A substantial majority of our revenues in the Core segment come from arrangements in which we are paid by retailers to promote their digital offers. Additionally, as much as one-third of the digital offers (excluding gift cards) on our websites are submitted by users. Therefore, we do not own or control the inventory of traditional digital offer content upon which our business depends. Because a large number of our digital offers are submitted by users, our efforts to ensure the quality and reliability of those digital offers are critical to our success. From time to time consumers submit complaints that our digital offers are invalid or expired. If our algorithms and automated processes for validating and sorting user-submitted digital offers are ineffective, or if our representatives responsible for manual review and curation of user-submitted digital offers are unable to effectively select and sort the digital offers that are reliable and most appealing to our users, we may be unable meet the needs of consumers and our operating results may be adversely affected.
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

Our sources of inventory for gift cards are concentrated, which can cause us not to have access to inventory sufficient to meet consumer demand for such digital offers or our own financial projections for our Gift Card segment.
The success of our gift card marketplace depends in large part upon our relationships with suppliers of gift cards. We have significant concentration of gift card supply. For example, during 2015, five of GiftcardZen Inc’s suppliers of gift cards accounted for approximately 52% of its total supply. This concentration of suppliers and consolidation within the industry could increase the bargaining power of our suppliers and increase the cost of our inventory.
Our relationships with gift card suppliers are generally not for long terms and, with few exceptions, are cancelable upon short or no notice and without penalty. We cannot be sure that our gift card suppliers will continue to provide us with the volume of cards we need to maintain our business on commercially reasonable terms, or at all. We may also have difficulty locating additional new sources of gift card supply that will be needed to grow our business. Our operating results could be materially and adversely affected if one of our gift card suppliers terminates, fails to renew or fails to renew on similar or more favorable terms, its agreement with us. Additionally, if our suppliers provide us with invalid, fraudulent or expired gift cards, we generally have limited recourse to recover the cost of those cards.
Our business, product offerings, employee headcount and geographical area of operations has grown in scope and complexity in recent periods. If we fail to manage that expansion, our financial performance may suffer.
We have expanded our overall business and product offerings, consumer traffic, paid retailers, employee headcount and operations in recent periods. We increased our total number of full-time employees from 164 as of December 31, 2011 to 551 as of September 30, 2016. We have also established or acquired operations in other countries. In 2011, we acquired the business of VoucherCodes.co.uk, which is based in the U.K. In 2012, we acquired Bons-de-Reduction.com and Poulpeo.com, which are based in France, and relaunched Deals.com in Germany. In March 2013, we acquired Actiepagina.nl, which is based in the Netherlands. In July 2013, we acquired Ma-Reduc.com, which is based in France. In October 2015, we decided to no longer support the Bons-de-Reduction.com brand. We have redirected traffic from Bons-de-Reduction.com to Poulpeo.com. In January 2016, we launched our website RetailMeNot.es to serve Spain, in February 2016, we launched our website RetailMeNot.it to serve Italy and in March 2016, our website RetailMeNot.pl to serve Poland. In most of these instances, we previously had no presence in these countries. We have integrated new types of digital offers on our platforms, including digital rebates and discounted gift cards in fiscal 2015. In certain instances, we are the merchant of record for sale of gift cards, which is an evolution of the role we have traditionally played with our users. On April 5, 2016, we acquired GiftcardZen Inc, a secondary marketplace for gift cards, and are working to integrate GiftcardZen Inc’s technology into our existing platform. For various reasons, including those listed above, our business is becoming increasingly complex, especially in light of the increase in content types and our platforms as well as the number of acquisitions we have integrated, are in the process of integrating and may in the future integrate. Our limited operating history, our reliance on multiple websites, mobile applications and brands and our expansion have placed, and will continue to place, a significant strain on our managerial, operational, product development, sales and marketing, administrative, financial and other resources.
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
As we expand our gift card business and develop and provide other new solutions, we may be subject to additional and unexpected regulations which could increase our costs or otherwise harm our business.
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
Transactions involving digital rebates, the sale of gift cards, and/or the purchase of gift cards may require us to comply with numerous state, federal and international laws and regulations including federal anti-money laundering laws and regulations, the Bank Secrecy Act (BSA), anti-terrorist financing laws, and anti-bribery and corrupt practice laws and regulations, federal economic sanctions laws overseen by the Office of Foreign Assets Control, federal and state consumer protection laws and regulations, state unclaimed property (escheat) laws and money transmitter licensing requirements and foreign jurisdiction payment services industry laws and regulations. We have limited experience operating our business in accordance with these specific laws and regulations. Furthermore, if in the U.S. we are determined to be subject to the BSA, then enforcement of the BSA and other anti-money laundering and terrorist financing prevention laws or more onerous regulation could increase our or our distribution partners' compliance costs or require changes in, or place limits upon, the products and services we offer, which in turn could have a material adverse effect on our business, results of operations and financial condition. Additionally, abuse of the prepaid gift cards sold in our marketplace for purposes of financing sanctioned countries, funding terrorists, or for use in bribery or corruption or other criminal activity could cause reputational or other harm that could have a material adverse effect on our business. If we fail to comply with any of these laws or regulations, our business, results of operations and financial condition could be adversely affected.
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

Fraudulent and other illegal activity involving our gift card business could lead to reputational and financial harm to us or our partners and reduce the use and acceptance of our gift card products and services.
Purchases and sales of gift cards, and particularly the purchase and sale of gift cards acquired from third parties, including consumers, rather than directly or indirectly from the issuing retailer or restaurant, increase our exposure to various types of fraud committed by third parties or by our own employees. Fraud could include the sale to us of gift cards that do not contain the purported balance or the purchase of gift cards from us using stolen credit cards or other payment methods. Additionally, our gift card business subjects us to additional fraud risks associated with "merchandise credits." Merchandise credits function much like a prepaid gift card once issued. Such credits may result from organized retail theft, typically in the form of returns of stolen or fraudulently obtained goods by organized groups of professional shoplifters, or "boosters," who then convert such goods into merchandise credits, which are sometimes then exchanged for cash. To the extent that issuing merchants or restaurants (Issuers) view the exchange of merchandise credits by our gift card business as contrary to their efforts to reduce organized retail crime, our relationships with those Issuers may be adversely affected. Issuers may also change their merchandise credit practices in a way that hurts our business. The monetary and other impacts of any criminal investigations into activities by our customers and our ongoing risk management actions may remain unknown for a substantial period of time. Our failure to anticipate, prevent or discover fraud related to gift cards, could create liability for us, result in adverse publicity or cause us to alter our business practices, any of which could cause our net revenues to decrease, our costs to increase, or our business, results of operations and financial condition to be adversely affected.

If use of the Internet and mobile applications as a medium of commerce does not continue to grow, or contracts, our business may suffer.
The business of selling goods and services over the Internet and via mobile applications, and the use of digital offers (including gift cards) in those transactions, is dynamic and relatively new. Concerns about fraud, privacy and other challenges may discourage additional consumers from adopting the Internet and mobile applications as a medium of commerce. Acquiring new customers for our marketplace and increasing consumer traffic may become more difficult and costly than it has been in the past, particularly in markets where our marketplace has been available for some time. In order to increase consumer traffic to our websites and increase use of our mobile applications, we must appeal to consumers who historically have used traditional means of commerce to purchase goods and services and may prefer alternatives to our websites and mobile applications, such as the retailer’s own website or mobile application. In addition, consumers may not be accustomed to using one of our mobile applications to access digital offers (including gift cards) that can be used by the consumer while in a retail store or restaurant. If these consumers prove to be less active than consumers who are already providing traffic to our websites or using our mobile applications, or we are unable to gain efficiencies in our operating costs, including our cost of increasing consumer traffic to our websites or increasing the number of mobile application sessions, our business could be adversely impacted. Furthermore, to the extent that weak economic conditions cause consumer spending to decline or cause our customers and potential customers to freeze or reduce their marketing budgets, particularly in the online retail market, demand for our solutions may be negatively affected.
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
Our business also requires skilled engineering, product, marketing and sales personnel, who are in high demand and are often subject to competing offers. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees, or our inability to attract qualified employees, could harm our operating results and impair our ability to grow.
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
Certain members of our senior management team, including our Chief Financial Officer, General Manager, Gift Cards and Senior Vice President of Retail and Brand Solutions have only recently joined our management team or assumed their roles. As such, our current management team has worked together for only a limited period of time and has a limited track record of executing our business plan as a team. Accordingly, it is difficult to predict whether our management team, individually and collectively, will be effective in operating our business.
If we are unable to attract or retain our sales representatives, our ability to increase our net revenues could be negatively impacted.
Our ability to expand our business will depend, in part, on our ability to retain our current sales representatives and properly incentivize them to obtain new retailer, restaurant and brand relationships. If a significant number of our sales representatives were to leave us or join our competitors, our net revenues could be negatively impacted. In certain circumstances, we have entered into agreements with our sales representatives that contain non-compete provisions to mitigate this risk, but we may elect not to enforce our rights under those agreements, or we may need to litigate to enforce our rights under these agreements, which could be time-consuming, expensive and ineffective. A significant increase in the turnover rate among our sales representatives could also increase our recruiting costs and decrease our operating efficiency, which could lead to a decline in our net revenues and profitability.
Competition for qualified sales representatives is intense, and we may be unable to hire additional team members when we need them or at all. Any difficulties we experience in attracting additional sales representatives could have a negative impact on our ability to expand our paid retailer base and maintain or increase net revenues and could negatively affect our results of operations.
If state revenue agencies or retailers interpret state sales and use tax click-through nexus laws to create nexus for retailers in each jurisdiction where we have employees, our net revenues could decline and our business, financial condition and operating results will be adversely affected.
In 2008, New York enacted a statute that requires retailers to collect and remit sales or use taxes on sales made to New York customers if the publisher that facilitated that sale is a New York resident. Since 2008, more than a dozen states including California and New Jersey passed similar legislation, commonly referred to as "click-through nexus laws." The United States Constitution as interpreted by federal and state case law, provides certain limitations on a state's ability to impose sales and use tax collection obligation on retailers located outside of a state ("remote retailers"). We believe that these limitations require a connection or "nexus," between the activities of our in-state employees and a remote retailer's ability to establish and maintain a market in the subject state before a state can require the retailer to collect tax on sales to state customers solely because of the presence of our employees in a state. The passage of click-through nexus laws has not had a material impact on our results of operations to date. Nevertheless, it is possible that one or more states in which we have employees could apply an aggressive interpretation to its click-through nexus law or that one or more retailers may believe that the mere presence of our employees in a state, regardless of any connection to the retailer's ability to establish or maintain its market in the state, may be sufficient to establish sales and use tax nexus for the retailer in the state. If such state interpretations and/or merchant beliefs were to become common, they could significantly alter the manner in which retailers pay us, cause retailers to cease paying us for sales we facilitate for that retailer in that state or cause retailers to cease using our marketplace, any of which could adversely impact our operating results. Further, if Texas were to pass similar legislation, we believe a substantial number of the paid retailers in our marketplace would cease paying us for sales we facilitate for that retailer in Texas, significantly alter the manner in which they pay us or cease using our marketplace. This would decrease our sales and our business, financial condition and operating results would be adversely affected.
Our failure or the failure of third-party service providers to protect our platform and network against security breaches, or otherwise protect our confidential information, could damage our reputation and brand and substantially harm our business and operating results.
We deliver digital offers via our websites, mobile applications, email newsletter and alerts and social media presence, and we collect and maintain data about consumers, including personally identifiable information, as well as other confidential or proprietary information. We also sell gift cards and provide cash-back rebates to users. Our security measures may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by our platform or that we or our third-party service providers otherwise maintain. Breaches of our security measures or those of our third-party service providers could result in unauthorized access to our platform or other systems; unauthorized access to and misappropriation of consumer information, including consumers’ personally identifiable information, or other confidential or proprietary information of ours or third parties; viruses, worms, spyware or other malware being served from our platform; deletion or modification of content or stored electronic gift cards, or the display of unauthorized content, on our websites or our mobile applications; or a denial of service or other interruption in our operations. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our size and scale, our geographic footprint and international presence, our use of open source software and technologies, the outsourcing of some of our business operations and continued threats of cyber-attacks. Although cybersecurity and the development and enhancement of controls, processes and practices designed to protect our and our third party providers’ systems, computers, software, data and networks from attack, damage or unauthorized access are a priority for us, this may not successfully protect our respective systems against all vulnerabilities, including technologies developed to bypass our security measures. In addition, outside parties may attempt to fraudulently induce employees, users or retailers to disclose sensitive information in order to gain access to our or our third party providers’ secure systems and networks.
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
Additionally, the EU has traditionally imposed more strict obligations under data privacy laws and regulations. Individual EU member countries have had discretion with respect to their interpretation and implementation of EU data privacy laws, resulting in variation of privacy standards from country to country. Legislation and regulation in the EU and some EU member states requires companies to obtain specific types of notice and consent from consumers before using cookies or other tracking technologies. To comply with these requirements, the use of cookies or other similar technologies may require the user's affirmative, opt-in consent. In October 2015, the European Court of Justice, or ECJ, ruled that the "safe harbor" framework for the transfer of certain personal information from the EU to the U.S. was invalid. The transfer of personal information from the EU to the U.S. may still take place under the Model Clauses approved by the European Commission and, following the ECJ's safe harbor decision, we put in place the Model Clauses. On July12, 2016, the European Commission announced that it had adopted a regime to replace the safe harbor framework named the "Privacy Shield." It is currently unclear whether the Privacy Shield will be, for us, a more appropriate regime for the transfer of certain personal information from the EU to the U.S. so we continue to use the Model Clauses and monitor developments on the Privacy Shield. However, the Model Clauses may be subject to the same challenge as the safe harbor and ruled invalid in due course. If we are then required to implement the Privacy Shield, there is a risk that it may impose additional obligations in respect of the transfer of personal information from the EU to the U.S. that could force us to change our business practices or incur additional costs. Additionally, the existing data protection legal framework in the EU will be superseded by the General Data Protection Regulation, or GDPR, that will result in a greater compliance burden with respect to our operations in Europe. The GDPR package was formally adopted by both the European Parliament and the Council in April 2016 and will enter in force on May 25, 2018. Compliance with the GDPR could increase our operating costs, subject us to significant penalties for non-compliance and make it more difficult to obtain consent from consumers for our email newsletter, resulting in less consumer traffic and net revenues, our business and operating results could suffer and profitability could be adversely affected. In addition, the ECJ has found that there is a "right to be forgotten," which means that the user has a right to request his or her personal information be deleted. In deciding this case, the ECJ purported to extend jurisdictional reach over foreign Internet activities. As a result of this decision, significant new restraints may be imposed on the retention of personal data throughout the EU, which could impact the operation and growth of our business in the EU.
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
Effective trade secret, patent, copyright, trademark and domain name protection is expensive to obtain, develop and maintain, both in terms of initial and ongoing registration or prosecution requirements and expenses and the costs of defending our rights. We are seeking to protect our patentable technology, trademarks and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming. We have three patents issued and 97 pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of additional patents or whether the examination process will require us to narrow our claims or we may otherwise be unable to obtain patent protection for the technology covered in our pending patent applications. Our patents, trademarks and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Moreover, any issued patents may not provide us with a competitive advantage and, as with any technology, competitors may be able to develop similar or superior technologies to our own, now or in the future.
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
The consumer traffic to our websites and mobile applications may decline and our business may suffer if other companies copy information from our marketplace and publish or aggregate it with other information for their own benefit.
From time to time, other companies copy information or content from our marketplace, through website scraping, robots or other means, and publish or aggregate it with other information for their own benefit. When third parties copy, publish or aggregate content from our platform, it makes them more competitive, and decreases the likelihood that consumers will visit our websites or use our mobile applications to search and discover the information they seek, which could negatively affect our business, results of operations and financial condition. We may not be able to detect such third-party conduct in a timely manner or at all and, even if we are able to identify these situations, we may not be able to prevent them and have not always been able to prevent them in the past. In some cases, particularly in the case of websites operating outside of the U.S., our available remedies may be inadequate to protect us against such practices. In addition, we may be required to expend significant financial or other resources to successfully enforce our rights.
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
Our net revenues from operations outside the U.S. comprised 21.4% and 21.4% of our Core operating segment net revenues in the nine months ended September 30, 2016 and in fiscal year 2015, respectively. We operate international websites marketing to residents of Canada, France, Germany, Italy, the Netherlands, Poland, Spain and the U.K. We currently have operations in the U.K., France and the Netherlands. We intend to maintain or expand our existing operations in or to these countries and may establish a presence in additional countries to grow our international sales. Operating in foreign countries requires significant resources and management attention, and we have limited experience entering new geographic markets. In addition, the varying commercial and Internet infrastructure in other countries may make it difficult for us to replicate our business model. In many countries, we compete with local companies that have more experience in their respective markets than we do, and we may not benefit from first-to-market advantages. To achieve widespread acceptance in new countries and markets, we must continue to tailor our solutions and business model to the unique circumstances of such countries and markets, which can be difficult and costly. Failure to adapt practices and models effectively to each country into which we expand could slow our international growth. We cannot assure you that our international efforts will be successful. International sales and operations may be subject to risks such as:

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
Since our inception, we have completed numerous acquisitions (including the recently completed acquisition of GiftcardZen Inc) and other strategic transactions such as joint ventures or partnerships, and we may continue to enter into strategic transactions in the future. Our success will depend in part on our ability to identify, negotiate, and complete strategic transactions and integrate acquired businesses or technology and, if necessary, satisfactory debt or equity financing to fund those transactions. As is the case with our current debt facility, if we finance a strategic transaction with debt financing, we will incur interest expense and may have to comply with financing covenants or secure the debt obligations with our assets. Mergers and acquisitions and other strategic transactions are inherently risky, and any transactions we complete may not be successful. Any strategic transactions we undertake in the future would involve numerous risks, any of which could have an adverse effect on our business, financial condition or operating results, including the following:

•
use of cash resources and incurrence of debt and contingent liabilities in funding strategic transactions, which may limit our operational flexibility and other potential uses of our cash, including stock repurchases, dividend payments and retirement of outstanding indebtedness;

•	expected and unexpected costs incurred in identifying and pursuing strategic transactions and performing due diligence regarding potential strategic transactions that may or may not be successful;

•	failure of the acquired company to achieve anticipated consumer traffic, revenue, earnings, cash flows or other desired financial, operational or technological goals;

•	our responsibility for the liabilities of the businesses we acquire, including the assumption of liabilities that were not disclosed to us or that exceed our estimates;

•	difficulties in integrating and managing the combined operations, technologies and solutions;

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
As of September 30, 2016, we have an aggregate of 86,605,009 shares of Series 1 common stock authorized but unissued and not reserved for issuance under our stock option plans or otherwise. We may issue all of these shares without any action or approval by our stockholders, subject to certain limitations of the NASDAQ Global Select Market. We may require additional capital from equity or debt financing in the future in order to take advantage of strategic opportunities, or to support our existing business. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility, including our ability to issue or repurchase equity, develop new or enhanced existing products, complete acquisitions or otherwise take advantage of business opportunities. If we raise additional funds or finance acquisitions through further issuances of equity, convertible debt securities or other securities convertible into equity, you and our other stockholders could suffer significant dilution in your percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our Series 1 common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.
Our business relies in part on email and other messaging, and any technical, legal or other restrictions on the sending of emails or messages or an inability to timely deliver such communications could harm our business.
Our business is in part dependent upon email and other messaging. We provide emails and mobile alerts and other messages to consumers informing them of the offers on our websites and mobile applications, and these communications help generate a portion of our net revenues. We also use email to deliver electronic gift cards to consumers. Because of the importance of email and other messaging services to our business, if we are unable to successfully deliver emails or other messages to consumers, if there are legal restrictions on delivering these messages to consumers, or if consumers do not open our emails or messages, our net revenues and profitability could be adversely affected. Changes in how webmail applications organize and prioritize email may result in our emails being delivered in a less prominent location in a consumer’s inbox or viewed as “spam” by consumers and may reduce the likelihood of that consumer opening our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also harm our business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to consumers. Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also adversely impact our business. We also rely on social networking messaging services to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by consumers could harm our business.
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
We receive important services from third-party vendors, and replacing them would be difficult and disruptive to our business.
We rely on third-party vendors to provide certain services relating to our business and it would be difficult to replace some of our third-party vendors in a timely manner, in particular, Amazon Web Services, our third party service provider and our third party payment processor, in a timely manner if they were unwilling or unable to provide us with these services in the future, and consequently our business and operations could be adversely affected. If we are required to replace a vendor, we may not be able to do so on acceptable terms, or at all. Also, to the extent that any third-party vendor fails to deliver services, either in a timely, satisfactory manner, or at all, our business, results of operations and financial condition could be materially and adversely affected.
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
We also are subject to audits by both U.S. federal and state and foreign tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.
The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies, within the U.S. or internationally, could adversely impact our financial condition and results of operations.
The current administration has made public statements indicating that it has made international tax reform a priority, and key members of the U.S. Congress have conducted hearings and proposed new legislation. Recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the U.S. are repatriated to the U.S., as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings, as well as cash and cash equivalent balances we currently maintain outside of the U.S. We are also subject to the taxation regimes of numerous foreign jurisdictions where our subsidiaries are organized or operate. Due to economic and political conditions, tax rates and policies in the U.S. or internationally may be subject to significant change. For example, effective April 1, 2015, the U.K. enacted a new taxing regime known as the diverted profits tax, which aims to counteract arrangements by corporate multinationals that result in the erosion of the U.K. tax base and that could increase our effective tax rate in that jurisdiction. As we expand our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and, in turn, adversely impact our financial condition and results of operations.
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
Cash inflows and outflows in our international operations are typically denominated in currencies other than the U.S. dollar, which is our functional currency for financial reporting purposes. For the nine months ended September 30, 2016 and for fiscal year 2015, approximately 21.4% and 21.4%, respectively, of our Core operating segment net revenues were denominated in such foreign currencies. In addition, certain intercompany indebtedness between us and a foreign subsidiary is Euro denominated. Our reliance on and exposure to foreign currencies subjects our financial results to fluctuations in currency exchange rates and changes in the proportion of our net revenues and expenses attributable to each of our foreign locations. For example, we recognized a foreign exchange gain of $0.7 million and a foreign exchange loss of $0.4 million in the nine months ended September 30, 2016 and in fiscal year 2015, respectively. In addition, we expect our exposure to fluctuations in foreign exchange rates to increase as we expand our business in existing and new international markets and when the exchange rates strengthen or weaken against the U.S. dollar. We began entering into hedging arrangements related to certain exposures to foreign currency risk in December 2014, and we expect to continue to enter into hedging arrangements in the future in order to manage our exposure to foreign currency fluctuations, but such activity may not completely eliminate fluctuations in our operating results. Foreign currency exchange rate fluctuations have adversely impacted our profitability and may continue to do so in the future.
In addition, we face exposure to fluctuations in interest rates for amounts outstanding under our credit facility, which may increase our borrowing costs, adversely impacting our profitability.

Our balance sheet includes significant amounts of goodwill and intangible assets. We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.
As a result of our acquisitions, a significant portion of our total assets consists of goodwill and intangible assets. Combined, goodwill and intangible assets, net of accumulated amortization, accounted for approximately 43.5% and 39.2% of the total assets on our consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively. We may not realize the full value of our intangible assets and goodwill. We are required under GAAP to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. The events and circumstances we consider include the business climate, legal factors, operating performance indicators and competition. In 2015, we recorded a charge against earnings for impairment of $2.3 million of our amortizable intangible assets and in the future we may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This could adversely impact our results of operations.
Risks Related to Ownership of Our Common Stock
Our stock price is highly volatile.
The trading price of our common stock has been, and is likely to continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in July 2013 at a price of $21.00 per share, the reported high and low sales prices of our Series 1 common stock has ranged from $5.52 to $48.73 per share through September 30, 2016. The trading price of our stock has been and is likely to continue to be subject to wide fluctuations in response to various factors, including the risk factors described in this section and elsewhere in this Quarterly Report on Form 10-Q, and other factors beyond our control. Factors affecting the trading price of our common stock include:

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
As of October 21, 2016 we had 48,496,686 shares of common stock outstanding. Shares beneficially owned by our affiliates and employees are subject to volume and other restrictions under Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, various vesting agreements, our insider trading policy and any applicable 10b5-1 trading plan.
In addition, we have registered 18,873,761 shares of Series 1 common stock that we have issued and may issue under our equity plans, 3,965,240 shares of which were issued and outstanding as of September 30, 2016. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our named executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our Series 1 common stock. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
As of October 21, 2016, holders of approximately 15.1% of our common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
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
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are subject to Section 404 of the Sarbanes-Oxley Act which requires annual management assessment of the effectiveness of our internal control over financial reporting. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business, and reduce the trading price of our stock.
We cannot guarantee that we will repurchase additional shares of our common stock pursuant to our ongoing share repurchase program or that our share repurchase program will enhance long-term stockholder value. Share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
In February 2015, our board of directors authorized a share repurchase program. Under the program, we were initially authorized to repurchase shares of Series 1 common stock for an aggregate purchase price not to exceed $100 million. In February 2016, our board of directors authorized an additional $50 million under the repurchase program, bringing the total amount of the program up to $150 million. The repurchase program is authorized through February 2017. During the nine months ended September 30, 2016, we repurchased 3,276,153 shares of Series 1 common stock at an aggregate purchase price of $29.0 million. Up to 68.2 million of the $150 million authorization remains available as of September 30, 2016.
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
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. In 2016, several securities analysts ceased coverage of our company and several analysts downgraded their ratings on or lowered their price targets for our Series 1 common stock. If other analysts who cover us downgrade our stock, reduce their price targets or publish other unfavorable or misleading research about our business, our stock price would likely decline. If additional analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the market for our stock and demand for our stock could decrease, which could cause our stock price or trading volume to decline.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (1)
Our Series 1 common stock repurchase activity during the three months ended September 30, 2016 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price per share)
July 1 – 31, 2016	284	$8.02	284	$71,188
August 1 – 31, 2016	61	$10.65	61	70,537
September 1 – 30, 2016	232	$10.11	232	68,188
Total	577	$9.14	577	$68,188

(1)
On February 5, 2015, our board of directors authorized a program to repurchase up to $100 million worth of our Series 1 common stock. The repurchase program was publicly announced on February 10, 2015. In February 2016, our board of directors authorized the repurchase of an additional $50 million worth of shares of our Series 1 common stock, increasing the total authorized amount under our share repurchase program implemented in February 2015 to $150 million. The share repurchase program is authorized through February 2017. As of September 30, 2016, $81.8 million of the $150 million has been utilized. Our share repurchase program does not obligate us to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

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

RETAILMENOT, INC.

Date:	November 1, 2016	By:	/s/ G. Cotter Cunningham
		Name:	G. Cotter Cunningham
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2016	By:	/s/ J. Scott Di Valerio
		Name:	J. Scott Di Valerio
		Title:	Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Nos.	Description

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

10.1*	Amended and Restated 2016 Bonus Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2016).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Incorporated herein by reference to the indicated filing.

**	Furnished herewith.