Form 10-Q
period 2017-03-31
RetailMeNot, Inc.
filed 2017-05-02
CIK 1475274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,358,395 shares of Series 1 Common Stock, $0.001 par value per share as of April 21, 2017.

RETAILMENOT, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
RETAILMENOT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	As of March 31, 2017	As of December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$224,933	$216,858
Accounts receivable (net of allowance for doubtful accounts of $4,020 and $3,589 at March 31, 2017 and December 31, 2016, respectively)	46,249	66,424
Inventory, net	14,776	9,529
Prepaids and other current assets, net	9,950	10,485
Total current assets	295,908	303,296
Property and equipment, net	24,858	24,800
Intangible assets, net	52,619	55,046
Goodwill	191,167	190,882
Other assets, net	7,798	7,983
Total assets	$572,350	$582,007
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,530	$9,372
Accrued compensation and benefits	7,360	13,104
Accrued expenses and other current liabilities	6,708	5,104
Income taxes payable	6,737	7,564
Current maturities of long term debt	10,000	10,000
Total current liabilities	36,335	45,144
Deferred income tax liability	3,062	1,027
Long term debt	48,722	51,106
Other noncurrent liabilities	9,733	9,121
Total liabilities	97,852	106,398
Commitments and contingencies
Stockholders’ equity:
Preferred stock: $0.001 par value, 10,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Series 1 common stock: $0.001 par value, 150,000,000 shares authorized; 48,299,247 and 47,855,964 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	48	48
Series 2 common stock: $0.001 par value, 6,107,494 shares authorized; zero shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Additional paid-in capital	484,259	480,333
Accumulated other comprehensive loss	(7,314)	(7,810)
Retained earnings (accumulated deficit)	(2,495)	3,038
Total stockholders’ equity	474,498	475,609
Total liabilities and stockholders’ equity	$572,350	$582,007
See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net revenues	$69,614	$54,649
Cost of net revenues	22,320	5,200
Gross profit	47,294	49,449
Operating expenses:
Product development	13,957	12,611
Sales and marketing	20,390	23,325
General and administrative	11,405	10,226
Amortization of purchased intangible assets	2,472	1,954
Other operating expenses	2,090	832
Total operating expenses	50,314	48,948
Income (loss) from operations	(3,020)	501
Other income (expense):
Interest expense, net	(580)	(600)
Other income, net	88	122
Income (loss) before income taxes	(3,512)	23
Provision for income taxes	(270)	(59)
Net loss	$(3,782)	$(36)
Net loss per share:
Basic	$(0.08)	$0.00
Diluted	$(0.08)	$0.00
Weighted average number of common shares used in computing net loss per share:
Basic	48,059	49,188
Diluted	48,059	49,188
See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(3,782)	$(36)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	496	611
Comprehensive income (loss)	$(3,286)	$575
See the accompanying notes, which are an integral part of these Condensed Consolidated Financial Statements.

RETAILMENOT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,782)	$(36)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	5,000	3,950
Stock-based compensation expense	6,243	6,582
Deferred income tax expense	706	2,229
Non-cash interest expense	116	102
Impairment of assets	900	834
Amortization of deferred compensation	1,165	—
Other non-cash gains, net	(1)	(1,524)
Provision for doubtful accounts receivable	726	149
Changes in operating assets and liabilities:
Accounts receivable, net	19,645	23,552
Inventory	(5,247)	—
Prepaid expenses and other current assets, net	156	(2,116)
Accounts payable	(3,298)	(2,924)
Accrued expenses and other current liabilities	(5,728)	(5,577)
Other noncurrent assets and liabilities	269	1,149
Net cash provided by operating activities	16,870	26,370
Cash flows from investing activities:
Purchase of property and equipment	(3,530)	(2,155)
Purchase of other assets	—	(42)
Proceeds from sale of property and equipment	35	2
Net cash used in investing activities	(3,495)	(2,195)
Cash flows from financing activities:
Payments on notes payable	(2,500)	(2,500)
Tax payments related to net share settlement of equity awards, net of proceeds from issuance of common stock	(2,021)	(1,051)
Payments for repurchase of common stock	(925)	(23,770)
Net cash used in financing activities	(5,446)	(27,321)
Effect of foreign currency exchange rate on cash	146	286
Change in cash and cash equivalents	8,075	(2,860)
Cash and cash equivalents, beginning of period	216,858	259,769
Cash and cash equivalents, end of period	$224,933	$256,909
Supplemental disclosure of cash flow information
Interest payments	$623	$340
Income tax payments, net of refunds	$579	$4,539
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
The accompanying interim unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments and those items discussed in these notes, necessary for a fair presentation. Certain information and disclosures normally included in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements pursuant to the rules and regulations of the SEC. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2016, which are included in our Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other period.
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
Business Segment
To align with a change in how our chief operating decision maker, or CODM, who is our Chief Executive Officer, or CEO, evaluates business performance, we added Gift Card as a separate reportable segment during the second quarter of 2016. The change in segment evaluation and disclosure was made concurrent with the purchase of GiftcardZen Inc, a secondary marketplace for gift cards, on April 5, 2016. As a result, we now have two operating and reporting segments. Our Gift Card segment consists of our marketplace for gift cards, and our Core segment consists of all other products and services that are related to our marketplace for digital offers. Our CEO allocates resources and assesses performance of the business and other activities at the reportable segment level.
Cash and Cash Equivalents
All highly-liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents.

Accounts Receivable, Net
Accounts receivable, net primarily represent amounts due from paid merchants, generally through various performance marketing networks, for commissions earned on consumer purchases and amounts due for advertising. We record an allowance for doubtful accounts in an amount equal to the estimated probable losses net of recoveries, which are based on an analysis of historical bad debt, current receivables aging and expected future write-offs of uncollectible accounts, as well as an assessment of specific identifiable accounts considered at risk or uncollectible. Accounts receivable are written off against the allowance for doubtful accounts when it is determined that the receivable is uncollectible.
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
Capitalized Internally Developed Software and Website Development Costs
We incur costs related to software and website development, including purchased software and internally developed software. We expense costs in the planning and evaluation stage of internally developed software and website development, as incurred. We capitalize costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. We cease capitalizing and begin depreciating costs when the project is substantially complete and/or the software is ready for use. Capitalized internally developed software and website development costs are included within property and equipment, net in our consolidated balance sheets and depreciated over their estimated useful lives, which range from two to three years.
During the first quarter of 2017 and 2016, we noted circumstances that indicated the carrying amount of internally developed software and website development costs related to certain projects might not be recoverable. As a result, we performed a review for impairment of the costs associated with these projects, and have recognized $0.9 million and $0.8 million of impairment expense within other operating expenses in our consolidated statement of operations during the three months ended March 31, 2017 and 2016, respectively.
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
We evaluate the recoverability of goodwill using a two-step impairment process tested at the reporting unit level. In the first step, the fair value for the reporting unit is compared to our book value including goodwill. If the fair value is less than the book value, a second step is performed that compares the implied fair value of goodwill to the book value of the goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the reporting segment and the net fair value of the identifiable assets and liabilities excluding goodwill. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment charge in the consolidated statements of operations. We did not record any goodwill impairment charges during the three months ended March 31, 2017 and the year ended December 31, 2016.
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
Our payment arrangements with paid merchants are both direct and through performance marketing networks, which act as intermediaries between the paid merchants and us. No paid merchant individually accounted for more than 10% of net revenues or accounts receivable as of and for the three months ended March 31, 2017 and 2016.
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
Stock-Based Compensation Expense
Stock-based compensation expense is measured at the grant date based on the estimated fair value of the award, net of estimated forfeitures. We recognize these compensation costs on a straight-line basis over the requisite service period of the award. Forfeiture rates are estimated at grant date based on historical experience and adjusted in subsequent periods for differences in actual forfeitures from those estimates. We include stock-based compensation expense in cost of net revenues and operating expenses in our consolidated statements of operations, consistent with the respective employees’ cash compensation. We determine the fair value of stock options on the grant date using the Black-Scholes-Merton valuation model or a Monte Carlo simulation model for certain performance stock options and performance restricted stock units granted to certain executives in 2017 and 2016.
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
We have entered into derivative instruments to hedge certain exposures to foreign currency risk on non-functional currency denominated intercompany loans and the re-measurement of certain assets and liabilities denominated in non-functional currencies in our foreign subsidiaries. We may enter into further such instruments in the future. We have not elected to apply hedge accounting or hedge accounting does not apply. Gains and losses resulting from a change in fair value for these derivatives are reflected in the period in which the change occurs and are recorded in other income (expense), net in our consolidated statement of operations. We did not have any foreign exchange derivative instruments outstanding as of, or for the three months ended, March 31, 2017. During the three months ended March 31, 2016, we recorded a loss of $0.3 million related to our foreign exchange derivative instruments.
We do not use financial instruments for trading or speculative purposes. Derivative instruments are recorded on the balance sheet at fair value and are short-term in duration. We are exposed to the risk that counterparties to derivative contracts may fail to meet their contractual obligations.
Recent Accounting Pronouncements
Recent Accounting Pronouncements - Recently Adopted
In March 2016, the Financial Accounting Standards Board, or FASB, issued new guidance that amends several aspects of the existing accounting standards for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. We adopted this guidance effective January 1, 2017. Under this guidance, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. We have elected to continue to estimate forfeitures. Additionally, this guidance requires that all income tax effects related to settlements of share-based payment awards be reported in earnings as an increase or decrease to income tax expense (benefit), net. Previously, income tax benefits at settlement of an award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits reported in earnings during the award's vesting period. We have adopted this guidance prospectively. The impact of the adoption resulted in us recording income tax expense of $1.5 million as a component of income taxes, rather than additional paid-in capital, for the three months ended March 31, 2017 related to the excess tax deficiency on share-based payment awards that settled during the quarter. This guidance also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. Previously, income tax benefits at settlement of an award were reported as a reduction to operating cash flows and an increase to financing cash flows to the extent that those benefits exceeded the income tax benefits reported in earnings during the award's vesting period. We are electing to adopt this retrospectively effective January 1, 2017. The adoption of this guidance resulted in our operating cash flows for the three months ended March 31, 2016 increasing by $18 thousand. The remaining provisions of this guidance did not have a material impact on our consolidated financial statements.
In October 2016, the FASB issued new guidance that requires immediate recognition of the income tax consequences of intercompany asset transfers other than inventory. The guidance is effective for fiscal years beginning after December 15, 2017, using a modified retrospective application method through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We elected to early adopt this guidance effective January 1, 2017. The adoption of this guidance resulted in a $1.8 million cumulative-effect adjustment that decreased retained earnings as of January 1, 2017.
In July 2015, the FASB issued new guidance that simplifies the measurement of inventory. The guidance requires companies to recognize inventory within scope of the standard at the lower of cost or net realizable value, thereby simplifying the current guidance under which companies must measure inventory at the lower of cost or market. We adopted this new accounting standard prospectively effective January 1, 2017. This new accounting standard did not have a significant impact on our consolidated financial statements.
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
The following table summarizes the allocation of the purchase price of GiftcardZen Inc, with amounts shown below at fair value at the acquisition date (in thousands):

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
In conjunction with the acquisition of GiftcardZen Inc, we entered into deferred compensation arrangements with a key employee of GiftcardZen Inc as well as certain other employees. These arrangements have a total value of up to $12.0 million, paid at dates between 10 and 24 months following the acquisition, contingent upon the achievement of specific performance targets and those employees' continued employment with us. We paid $4.0 million to employees related to these arrangements during the three months ended March 31, 2017. As of March 31, 2017, we expect that the remaining value of the arrangements will be approximately $5.0 million.
During the three months ended March 31, 2017, we have recognized $1.2 million of expense associated with these arrangements within other operating expenses in our consolidated statement of operations. We are accreting a liability concurrent with expense recognition assuming the employees' continued employment with RetailMeNot. As of March 31, 2017, we have recognized $1.3 million in accrued compensation and benefits and $1.9 million in other noncurrent liabilities in our consolidated balance sheets.
4. Goodwill and Other Intangible Assets
Changes in our goodwill balance for the year ended December 31, 2016 and the three months ended March 31, 2017 are summarized in the table below (in thousands):

	Core	Gift Card	Total
Balance at December 31, 2015	$174,725	$—	$174,725
Acquired in business combinations	—	16,838	16,838
Foreign currency translation adjustment	(681)	—	(681)
Balance at December 31, 2016	174,044	16,838	190,882
Acquired in business combinations (unaudited)	—	—	—
Foreign currency translation adjustment (unaudited)	285	—	285
Balance at March 31, 2017 (unaudited)	$174,329	$16,838	$191,167
Intangible assets consisted of the following as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	Weighted- Average Amortization Period (Months)	Estimated Useful Life (Months)	March 31, 2017 (unaudited)
			Gross	Accumulated Amortization	Impairment Expense	Net
Customer relationships	180	72-180	$15,673	$(6,760)	$—	$8,913
Marketing-related	152	24-180	78,692	(36,930)	—	41,762
Contract-based	57	12-60	21,694	(19,750)	—	1,944
Technology-based	12	12	8,684	(8,684)	—	—
Total intangible assets			$124,743	$(72,124)	$—	$52,619

	Weighted- Average Amortization Period (Months)	Estimated Useful Life (Months)	December 31, 2016
			Gross	Accumulated Amortization	Impairment Expense	Net
Customer relationships	180	72-180	$15,821	$(6,496)	$(153)	$9,172
Marketing-related	152	24-180	79,336	(35,270)	(633)	43,433
Contract-based	57	12-60	21,688	(19,513)	—	2,175
Technology-based	12	12	8,666	(8,400)	—	266
Total intangible assets			$125,511	$(69,679)	$(786)	$55,046
In December 2016, we decided to no longer support Actiepagina.nl. As a result, we determined that an impairment of unamortized intangible assets associated with Actiepagina.nl was warranted, resulting in an impairment charge of $0.8 million. We did not record any intangible asset impairment charges during the three months ended March 31, 2017.
5. Commitments and Contingencies
Operating Leases
We lease office space, including our corporate headquarters in Austin, Texas, under non-cancelable operating leases. Rent expense under these operating leases was $2.0 million and $1.7 million for the three months ended March 31, 2017 and 2016, respectively.
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
6. Stockholders’ Equity and Stock-Based Compensation
Common Stock
Our certificate of incorporation authorizes shares of stock as follows: 150,000,000 shares of Series 1 common stock, 6,107,494 shares of Series 2 common stock and 10,000,000 shares of preferred stock. The common and preferred stock have a par value of $0.001 per share. As of March 31, 2017 and December 31, 2016, 48,299,247 and 47,855,964 shares of Series 1 common stock were outstanding, respectively. As of March 31, 2017 and December 31, 2016, zero shares of preferred stock and Series 2 common stock were outstanding.
Share Repurchase
In February 2015, our board of directors authorized a share repurchase program. Under the program, we were initially authorized to repurchase shares of Series 1 common stock for an aggregate purchase price not to exceed $100 million. In February 2016, our board of directors authorized an additional $50 million under the repurchase program, bringing the total amount of the program up to $150 million. In February 2017, our board of directors authorized a one year extension of the repurchase program, which is now authorized through February 2018. During the three months ended March 31, 2017, we repurchased 32,465 shares of Series 1 common stock at an aggregate purchase price of $0.3 million, and during the year ended December 31, 2016, we repurchased 4,128,011 shares of Series 1 common stock at an aggregate purchase price of $36.8 million.
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
Under our 2013 Plan and GCZ Plan, we granted stock options, restricted stock units and performance restricted stock units during the three months ended March 31, 2017. The fair value of our performance restricted stock units was estimated on the grant date using a Monte Carlo simulation.
We recorded stock-based compensation expense of $6.2 million and $6.6 million for the three months ended March 31, 2017 and 2016, respectively. We include stock-based compensation expense in cost and expenses consistent with the classification of respective employees’ cash compensation in our consolidated statements of operations. Individuals exercised 6,773 and 49,097 stock options during the three months ended March 31, 2017 and the year ended December 31, 2016, respectively. During the three months ended March 31, 2017 and the year ended December 31, 2016 we issued 468,975 and 582,535 shares of Series 1 common stock, respectively, net of shares withheld for taxes, upon the vesting of restricted stock units.
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
7. Earnings (Loss) Per Share
The rights of the holders of Series 1 and Series 2 common stock are identical, except with respect to voting. Each share of Series 1 and Series 2 common stock is entitled to one vote per share; however holders of Series 2 common stock are not entitled to vote in connection with the election of the members of our board of directors. Shares of Series 2 common stock may be converted into shares of Series 1 common stock at any time at the option of the stockholder. As of March 31, 2017 and 2016, no shares of Series 2 common stock were outstanding.
The following table sets forth the computation of basic and diluted net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Numerator
Net loss	$(3,782)	$(36)
Denominator
Weighted average common shares outstanding - basic	48,059	49,188
Dilutive effect of stock options, restricted stock units, and Employee Stock Purchase Plan shares	—	—
Weighted average common shares outstanding - diluted	48,059	49,188
Net loss per share:
Basic	$(0.08)	$0.00
Diluted	$(0.08)	$0.00

The following common equivalent shares were excluded from the diluted net loss per share calculation, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Stock options	722	742
Restricted stock units	2,146	1,479
Employee Stock Purchase Plan shares	478	—
Total	3,346	2,221
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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2017 (unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Money market deposit accounts	$150,276	$—	$—	$150,276
	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Money market deposit accounts	$150,147	$—	$—	$150,147
Money market deposit accounts are reported in our consolidated balance sheets as cash and cash equivalents and derivative instruments are reported in our consolidated balance sheets as either accrued expenses and other current liabilities or prepaid assets and other current assets, net.
Our other financial instruments consist primarily of accounts receivable, accounts payable, accrued liabilities and notes payable. The carrying value of these assets and liabilities approximate their respective fair values as of March 31, 2017 and December 31, 2016 due to the short-term maturities, or in the case of our long term notes payable, based on the variable interest rate feature.
During the three months ended March 31, 2017 and 2016, we recorded fair value adjustments to the carrying amount of internally developed software and website development costs related to certain projects, resulting in $0.9 million and $0.8 million, respectively, of impairment expense. See Note 2, "Summary of Significant Accounting Policies." During 2016, we recorded a fair value adjustment to the identified intangible assets associated with one of our websites, Actiepagina.nl, resulting in impairment expense of $0.8 million. See Note 4, “Goodwill and Other Intangible Assets.”
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
For the three months ended March 31, 2017, we recorded income tax expense of $0.3 million, including $1.5 million of discrete tax expense to record the tax effects of the settlement of share-based payment awards, resulting in an effective tax rate of (7.7)%. For the three months ended March 31, 2016. we recorded income tax expense of $0.1 million, resulting in an effective tax rate of 255.0%. Our quarterly effective tax rate is subject to significant volatility based on the actual amount of pre-tax income or loss we generate in the period, changes to our forecasted annual effective tax rate and the impact of discrete items arising in the quarter.
As of March 31, 2017, our forecasted annual effective tax rate estimate for the year ended December 31, 2017 differed from the statutory rate primarily due to tax charges associated with non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which are partially offset by the benefit from U.S. federal research and development tax credits. As of March 31, 2016, our forecasted annual effective tax rate estimate for the year ended December 31, 2016 differed from the statutory rate primarily due to tax charges associated with non-deductible stock-based compensation charges and state taxes, which are partially offset by the benefit from U.S. federal research and development tax credits.
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
The following tables present information by reportable operating segment, and a reconciliation of these amounts to our consolidated statements of operations, for the three month periods ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31, 2017 (unaudited)
	Core	Gift Card	Unallocated	Total
Net revenues	$51,750	$17,864	$—	$69,614
Cost of net revenues	4,551	17,346	423	22,320
Gross profit	47,199	518	(423)	47,294
Operating expenses:
Product development	9,762	356	3,839	13,957
Sales and marketing	18,415	695	1,280	20,390
General and administrative	6,421	984	4,000	11,405
Amortization of purchased intangible assets	—	—	2,472	2,472
Other operating expenses	—	—	2,090	2,090
Total operating expenses	34,598	2,035	13,681	50,314
Income (loss) from operations	$12,601	$(1,517)	$(14,104)	$(3,020)

	Three Months Ended March 31, 2016 (unaudited)
	Core	Gift Card	Unallocated	Total
Net revenues	$54,649	$—	$—	$54,649
Cost of net revenues	4,568	—	632	5,200
Gross profit	50,081	—	(632)	49,449
Operating expenses:
Product development	9,301	—	3,310	12,611
Sales and marketing	21,507	—	1,818	23,325
General and administrative	6,984	—	3,242	10,226
Amortization of purchased intangible assets	—	—	1,954	1,954
Other operating expenses	—	—	832	832
Total operating expenses	37,792	—	11,156	48,948
Income (loss) from operations	$12,289	$—	$(11,788)	$501
The following table presents information about the type of expenses included in the Unallocated column in the reconciliations above (in thousands):

	Three Months Ended March 31,
	2017	2016
Depreciation expense	$2,528	$1,996
Stock-based compensation expense	6,243	6,582
Third party acquisition-related costs	771	424
Amortization of purchased intangible assets	2,472	1,954
Other operating expenses	2,090	832
Total Unallocated expenses	$14,104	$11,788
11. Subsequent Events
On April 10, 2017, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Harland Clarke Holdings Corp., or HCH, pursuant to which HCH has agreed to acquire all issued and outstanding shares of our Series 1 common stock at a purchase price of $11.60 per share (the "Merger") through a tender offer and second step merger process. Assuming timely satisfaction of all closing conditions set forth in the Merger Agreement, and upon consummation of the Merger, we will become a privately held company.
Subject to certain conditions, including the receipt of necessary regulatory approvals, receipt of a majority of our issued and outstanding shares of Series 1 common stock in the tender offer, and other customary covenants and closing conditions, we expect the transaction to close in the second quarter of 2017. For additional information related to the Merger Agreement and the Merger, refer to the tender offer statement filed on Form TO with the SEC on April 24, 2017, as amended by Amendment No. 1 to the tender offer statement on Form TO filed with the SEC on April 28, 2017 and Amendment No. 2 to the tender offer statement on Form TO filed with the SEC on May 1, 2017, the solicitation/recommendation statement filed on Form 14D-9 with the SEC on April 24, 2017, as amended by Amendment No. 1 to the solicitation/recommendation statement filed with the SEC on April 28, 2017 and Amendment No. 2 to the solicitation/recommendation statement filed with the SEC on May 1, 2017, and the full text of the Merger Agreement, which is filed herewith as Exhibit 2.1.
The Merger Agreement contains certain termination rights for us and HCH. Upon termination of the Merger Agreement under specified circumstances, such as us accepting a superior proposal, we may be required to pay HCH a termination fee of $18.0 million. Additionally, if the tender offer process is not consummated due to HCH not having received its committed financing, provided the other conditions to the tender offer are satisfied, HCH may be required to pay us a termination fee of between $25.0 million and $35.0 million, depending upon the date of the termination.
Other than transaction expenses associated with the proposed Merger of $0.8 million for the three months ended March 31, 2017, the terms of the Merger Agreement did not impact our condensed consolidated financial statements.

On April 26, 2017, Louis Scarantino, alleging himself to be a stockholder of the Company, filed a purported stockholder class action complaint, or the Scarantino Complaint, in the United States District Court for the District of Delaware, against the Company, the Company’s Chief Executive Officer, all members of the Board, HCH and HCH’s wholly-owned acquisition subsidiary. Among other things, the Scarantino Complaint criticizes the proposed transaction price of $11.60 per share of Series 1 common stock as inadequate and alleges that the solicitation/recommendation statement filed by the Company on Schedule 14D-9 omits to state material information, rendering it false and misleading, and in violation of the Exchange Act and related regulations. The suit seeks, among other things, an order enjoining consummation of the Merger, rescission of the Merger if it has already been consummated or rescissory damages, an order directing the Company to file a solicitation statement that does not contain any untrue statement of fact and states all material facts required in order to make the statements contained therein not misleading, and an award of attorneys’ fees, experts’ fees, and expenses.

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2016 and subsequent reports on Form 8-K, which discuss our business in greater detail.
Overview
We operate a leading savings destination, connecting consumers with retailers, restaurants and brands, both online and in-store. In the year ended December 31, 2016, our marketplace featured digital offers from over 70,000 merchants, and we had contracts with more than 12,000 paid merchants. A merchant is a retailer, restaurant, or brand that sells goods or services directly to consumers. A paid merchant is a merchant that has contracted to pay us a commission for sales which we influence using digital offers made available in our marketplace and/or a merchant that has contracted to pay us to promote their digital offers or provide advertising in our marketplace. According to our internal data compiled using Google Analytics, during the trailing 12 months ended March 31, 2017, we had approximately 640 million total visits to our desktop and mobile websites. During the three months ended March 31, 2017, we averaged approximately 21.0 million mobile unique visitors per month.
Proposed Transaction with Harland Clarke Holdings
On April 10, 2017, we entered into the Merger Agreement with HCH, pursuant to which HCH has agreed to acquire all issued and outstanding shares of our Series 1 common stock at a purchase price of $11.60 per share (the "Merger") through a tender offer and second step merger process. Assuming timely satisfaction of all closing conditions set forth in the Merger Agreement, and upon consummation of the Merger, we will become a privately held company. Subject to certain conditions, including the receipt of necessary regulatory approvals, receipt of a majority of our issued and outstanding shares of Series 1 common stock in the tender offer, and other customary covenants and closing conditions, we expect the transaction to close in the second quarter of 2017. For additional information related to the Merger Agreement and the Merger, refer to the tender offer statement filed on Form TO with the SEC on April 24, 2017, as amended by Amendment No. 1 to the tender offer statement on Form TO filed with the SEC on April 28, 2017 and Amendment No. 2 to the tender offer statement on Form TO filed with the SEC on May 1, 2017, the solicitation/recommendation statement filed on Form 14D-9 with the SEC on April 24, 2017, as amended by Amendment No. 1 to the solicitation/recommendation statement filed with the SEC on April 28, 2017 and Amendment No. 2 to the solicitation/recommendation statement filed with the SEC on May 1, 2017, and the full text of the Merger Agreement, which is filed herewith as Exhibit 2.1.
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
During the three months ended March 31, 2017 and 2016, the majority of our total net revenues were derived from commissions earned when consumers made purchases using digital offers featured on our websites and mobile applications. We expect that a majority of our net revenues in the future will continue to be derived from these commissions. Commission rates are determined through negotiations with paid merchants based on a variety of factors, including the level of exposure to consumers in our marketplace, the quality and volume of sales realized from consumers using digital offers from our marketplace and the category of products purchased using digital offers. We sell our solutions to merchants through a direct sales force.
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
In conjunction with the acquisition of GiftcardZen Inc, we entered into deferred compensation arrangements with a key employee of GiftcardZen Inc as well as certain other employees. These arrangements have a total value of up to $12.0 million, paid at dates between 10 and 24 months following the acquisition, contingent upon the achievement of specific performance targets and those employees' continued employment with us. We paid $4.0 million to employees related to these arrangements during the three months ended March 31, 2017. As of March 31, 2017, we expect that the remaining value of the arrangements will be approximately $5.0 million.
Consolidated Results
During the three months ended March 31, 2017, we generated net revenues of $69.6 million, representing an increase over the comparable prior year period of 27.4%. This increase is primarily attributable to a $17.9 million increase in net revenues from our Gift Card segment, offset by a $2.9 million decrease in net revenues from our Core segment.
Our net loss increased from $36 thousand for the three months ended March 31, 2016 to $3.8 million for the three months ended March 31, 2017. Adjusted EBITDA decreased from $12.3 million to $11.1 million over the comparable prior year three month period. See the information under the caption “Discussion Regarding Non-GAAP Financial Measures” below for further discussion of adjusted EBITDA, our use of this measure, the limitations of this measure as an analytical tool, and the reconciliation of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.
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

We believe our mobile websites and applications currently monetize at a comparatively lower rate than our desktop websites, primarily due to the following: (1) mobile visits tend to be more exploratory in nature due to various factors, including lower purchase intent than desktop visits, difficulties in navigating from our mobile websites and applications to merchant websites and friction in the purchase process on merchants' mobile websites, (2) we do not receive sales commissions or attribution when consumers that visit our websites and mobile applications using a mobile device subsequently make a purchase by directly accessing a merchant’s website on another device, such as a desktop or tablet or in-store (a circumstance known as cross device switching) and (3) some paid merchants currently do not recognize affiliate tracking links on their mobile websites or applications, and the tracking mechanisms related to such may not function to allow proper attribution of sales to us. We intend to continue to improve monetization of our mobile websites and mobile applications through a variety of methods, including improved attribution to us of the sales that we help drive for our merchant partners, the use of pricing structures other than our traditional commission-based model (particularly with respect to advertising) and expanding food and dining content, which we believe consumers use on a more frequent basis.
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

Key Financial and Operating Metrics
We measure our business using both financial and operating metrics. We use these metrics to assess the progress of our business, make decisions on where to allocate capital, time and technology investments, and assess the longer-term performance of our business. The key financial and operating metrics we use are as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except net revenues per visit)
Financial Metrics
Online transaction net revenues:
Desktop online transaction net revenues	$32,053	$38,194
Mobile online transaction net revenues	7,260	5,937
Total online transaction net revenues	39,313	44,131
Advertising and in-store net revenues	12,437	10,518
Gift card net revenues	17,864	—
Net revenues	69,614	54,649

Adjusted EBITDA	11,084	12,289
Gift Card segment gross profit	518	—
Core segment operating income	12,601	12,289

Operating Metrics
Visits:
Desktop visits	76,751	92,322
Mobile visits	75,049	69,898
Total visits	151,800	162,220
Online transaction net revenues per visit:
Desktop online transaction net revenues per visit	$0.42	$0.41
Mobile online transaction net revenues per visit	$0.10	$0.08
Total online transaction net revenues per visit	$0.26	$0.27

Mobile unique visitors	20,988	19,228
Net income (loss) is the most directly comparable financial measure, as calculated and presented in accordance with GAAP, in comparison to Adjusted EBITDA. Net loss for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net loss	$(3,782)	$(36)
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
Mobile Unique Visitors. This amount represents the average number of monthly mobile unique visitors for the three month periods ended March 31, 2017 and 2016. We define each of the following as a mobile unique visitor: (i) the first time a specific mobile device accesses one of our mobile applications during a calendar month, and (ii) the first time a specific mobile device accesses one of our mobile websites using a specific web browser during a calendar month. If a mobile device accesses more than one of our mobile websites or mobile applications in a single calendar month, the first access to each such mobile website or mobile application is counted as a mobile unique visitor, as they are tracked separately for each mobile domain. We measure mobile unique visitors with a combination of internal data sources and Google Analytics data.
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
The following table presents a reconciliation of adjusted EBITDA to net income (loss) for each of the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(3,782)	$(36)
Depreciation and amortization	5,000	3,950
Stock-based compensation expense	6,243	6,582
Third party acquisition-related costs	771	424
Other operating expenses	2,090	832
Interest expense, net	580	600
Other income, net	(88)	(122)
Provision for income taxes	270	59
Adjusted EBITDA	$11,084	$12,289
The following tables present depreciation expense and stock-based compensation expense as included in the various lines of our consolidated statements of operations:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Depreciation Expense:
Cost of net revenues	$18	$137
Product development	1,419	1,214
Sales and marketing	21	341
General and administrative	1,070	304
Total depreciation expense	$2,528	$1,996

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Stock-Based Compensation Expense:
Cost of net revenues	$405	$495
Product development	2,420	2,096
Sales and marketing	1,259	1,477
General and administrative	2,159	2,514
Total stock-based compensation expense	$6,243	$6,582

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
We expect personnel costs will be higher in 2017 compared to 2016 as a result of our plan to increase personnel in 2017 as we continue to invest in our business. Personnel costs for employees include salaries and amounts earned under variable compensation plans, payroll taxes, benefits, stock-based compensation expense, costs associated with recruiting new employees, travel costs and other employee-related costs.
Cost of Net Revenues
Our cost of net revenues consists of direct and indirect costs incurred to generate net revenues. For our Gift Card segment, these costs consist primarily of the costs to acquire gift cards. For our Core segment, these costs consist primarily of the personnel costs of our site operations and website technical support employees; fees paid to third-party contractors engaged in the operation and maintenance of our websites and mobile applications; depreciation; and website hosting and Internet service costs. We expect our cost of net revenues to increase significantly in 2017 primarily due to the costs to acquire gift cards following our purchase of GiftcardZen Inc.
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

Sales and Marketing
Our sales and marketing expense consists primarily of personnel costs of our sales, marketing, SEO and business analytics employees, as well as online and other advertising expenditures, branding programs and other marketing expenses. Our advertising, branding programs and other marketing costs include paid search advertising fees, online display advertising, including social networking sites, television advertising, creative development fees, public relations, email campaigns, trade show costs, sweepstakes and promotions and other general marketing costs. We intend to focus our sales and marketing efforts in 2017 on driving consumer traffic to our websites, encouraging downloads of our mobile applications, strengthening our relationships with paid merchants and increasing the overall awareness of our brand. We expect our sales and marketing expense to decrease in 2017.
General and Administrative
Our general and administrative expense consists primarily of the personnel costs of our general corporate functions, including executive, finance, accounting, legal and human resources. Other costs included in general and administrative include professional fees for legal, audit and other consulting services, travel and entertainment, charitable contributions, provision for doubtful accounts receivable and other general corporate overhead expenses. We expect our general and administrative expense to remain relatively flat in 2017, but expect increased costs associated with our entry into the Merger Agreement with HCH and Purchaser and the transactions contemplated by the Merger Agreement.
Amortization of Purchased Intangibles
We have recorded identifiable intangible assets in conjunction with our various acquisitions, and are amortizing those assets over their estimated useful lives. We perform impairment testing of goodwill annually on October 1 of each year and, in the case of intangibles with definite lives, whenever events or circumstances indicate that impairment may have occurred. We expect our amortization expense to decrease in 2017. However, changes in our amortization expenses will depend upon the level of our future acquisition activity.
Other Operating Expenses
Other operating expenses for the three months ended March 31, 2017 consist primarily of amortization expense related to deferred compensation arrangements with employees of GiftcardZen Inc. We acquired GiftcardZen Inc on April 5, 2016 and entered into arrangements with a total value of up to $12.0 million, paid to a key employee and certain other employees at dates between 10 and 24 months following the acquisition, contingent upon the achievement of specific performance targets and those employees' continued employment with us. We paid $4.0 million to employees related to these arrangements during the three months ended March 31, 2017. As of March 31, 2017, we expect that the remaining value of the arrangements will be approximately $5.0 million.
During the first quarter of 2017 and 2016, we noted circumstances that indicated the carrying amount of internally developed software and website development costs related to certain projects might not be recoverable. As a result, we performed a review for impairment of the costs associated with these projects, and have recognized $0.9 million and $0.8 million of impairment expense within other operating expenses in our consolidated statement of operations during the three months ended March 31, 2017 and 2016, respectively.
We expect other operating expenses to decrease in 2017 as a result of the completion during the first quarter of 2017 of certain of our deferred compensation arrangements with the employees of GiftcardZen Inc.
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

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Consolidated Statements of Operations Data:
Net revenues	$69,614	$54,649
Cost of net revenues	22,320	5,200
Gross profit	47,294	49,449
Operating expenses:
Product development	13,957	12,611
Sales and marketing	20,390	23,325
General and administrative	11,405	10,226
Amortization of purchased intangible assets	2,472	1,954
Other operating expenses	2,090	832
Total operating expenses	50,314	48,948
Income (loss) from operations	(3,020)	501
Other income (expense):
Interest expense, net	(580)	(600)
Other income, net	88	122
Income (loss) before income taxes	(3,512)	23
Provision for income taxes	(270)	(59)
Net loss	$(3,782)	$(36)

	Three Months Ended March 31,
	2017	2016
Consolidated Statements of Operations Data as Percentage of Net Revenues:
Net revenues	100.0%	100.0%
Cost of net revenues	32.1	9.5
Gross profit	67.9	90.5
Operating expenses:
Product development	20.0	23.1
Sales and marketing	29.3	42.7
General and administrative	16.4	18.7
Amortization of purchased intangible assets	3.6	3.6
Other operating expenses	2.9	1.5
Total operating expenses	72.2	89.6
Income (loss) from operations	(4.3)	0.9
Other income (expense):
Interest expense, net	(0.8)	(1.1)
Other income, net	0.1	0.2
Income (loss) before income taxes	(5.0)	—
Provision for income taxes	(0.4)	(0.1)
Net loss	(5.4)%	(0.1)%

Net Revenues

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Net Revenues by Source:
Desktop online transaction	$32,053	$38,194
Mobile online transaction	7,260	5,937
Total online transaction	39,313	44,131
Advertising and in-store	12,437	10,518
Gift card	17,864	—
Total net revenues	$69,614	$54,649
Percentage of Net Revenues by Source:
Desktop online transaction	46.0%	69.9%
Mobile online transaction	10.5	10.9
Total online transaction	56.5	80.8
Advertising and in-store	17.8	19.2
Gift card	25.7	—
Total percentage of net revenues	100.0%	100.0%
Net Revenues by Geography:
U.S.	$59,232	$42,484
International	10,382	12,165
Total net revenues	$69,614	$54,649
Percentage of Net Revenues by Geography:
U.S.	85.1%	77.7%
International	14.9	22.3
Total percentage of net revenues	100.0%	100.0%
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016. Net revenues increased by $15.0 million, or 27.4%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
The overall increase in net revenues was driven by $17.9 million of gift card net revenues. In addition, our advertising and in-store net revenues grew by $1.9 million, or 18.2%, and our mobile online transaction net revenues grew by $1.3 million, or 22.3%. The growth in our advertising and in-store net revenues was primarily due to the efforts of our direct sales force as well as improvements to the usability and functionality enhancements of our in-store product. The growth in our mobile online transaction net revenues was primarily driven by improved monetization resulting from an increase in the percentage of visits that resulted in a paid transaction, in addition to a 7.4% increase in visits to our mobile websites. In total, these increases were partially offset by a $6.1 million, or 16.1%, decrease in desktop online transaction net revenues. The decrease in our desktop online transaction net revenues was primarily caused by a 16.9% decrease in the total volume of visits to our desktop websites and deterioration in the average commission rate paid to us, which was partially offset by improved monetization driven by an increase in the percentage of visits that resulted in a paid transaction.

Cost of Net Revenues

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Cost of net revenues	$22,320	$5,200
Percentage of net revenues	32.1%	9.5%
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016. For the three months ended March 31, 2017, cost of net revenues increased by $17.1 million, or 329.2%, compared to the three months ended March 31, 2016. This increase was primarily attributable to $17.3 million of cost of net revenues related to our Gift Card segment, which was introduced subsequent to the prior year comparable period. The increase was partially offset by a $0.3 million decrease in personnel costs.
Product Development

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Product development	$13,957	$12,611
Percentage of net revenues	20.0%	23.1%
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016. For the three months ended March 31, 2017, product development expense increased by $1.3 million, or 10.7%, compared to the three months ended March 31, 2016. This increase was primarily due to a $1.5 million increase in personnel costs related to our Gift Card segment.
Sales and Marketing

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Sales and marketing	$20,390	$23,325
Percentage of net revenues	29.3%	42.7%
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016. For the three months ended March 31, 2017, sales and marketing expense decreased by $2.9 million, or 12.6%, compared to the three months ended March 31, 2016. This decrease was primarily attributable to a $2.7 million decrease in online, brand and other marketing expenses.
General and Administrative

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
General and administrative	$11,405	$10,226
Percentage of net revenues	16.4%	18.7%
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016. For the three months ended March 31, 2017, general and administrative expense increased by $1.2 million, or 11.5%, compared to the three months ended March 31, 2016. This increase was primarily attributable to a $0.8 million increase in professional services expenses, primarily related to the Merger and a $0.6 million increase in our provision for doubtful accounts.

Amortization of Purchased Intangible Assets

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Amortization of purchased intangible assets	$2,472	$1,954
Percentage of net revenues	3.6%	3.6%
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016. For the three months ended March 31, 2017, amortization of purchased intangible assets increased by $0.5 million, or 26.5%, compared to the three months ended March 31, 2016. The increase in amortization expense was primarily due to amortization expense related to intangible assets we have recorded in the current quarter in conjunction with our acquisition of GiftcardZen Inc.
Other Operating Expenses

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Impairment of assets	$900	$834
Deferred compensation	1,165	—
Asset disposal loss (gain)	25	(2)
Total other operating expenses	$2,090	$832
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016. During the three months ended March 31, 2017, we recognized $1.2 million in deferred compensation expense related to our April 5, 2016 acquisition of GiftcardZen Inc.
During the first three months ended March 31, 2017 and 2016, we noted circumstances that indicated the carrying amount of internally developed software and website development costs related to certain projects might not be recoverable. As a result, we performed a review for impairment of the costs associated with these projects, and recognized $0.9 million and $0.8 million, respectively, of impairment expense.
Other Income (Expense)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Interest expense, net	$(580)	$(600)
Other income, net	88	122
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016. Interest expense, net remained relatively flat for three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The impact of an increase in the average interest rate on our senior debt facility was offset by a decrease in our average outstanding debt over the comparable periods. Other income, net remained relatively flat for the comparable periods as well, due to a minimal change in our net foreign currency exchange gain.

Income Taxes

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Provision for income taxes	$(270)	$(59)
Percentage of net revenues	(0.4)%	(0.1)%
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016. For interim periods, we determine the provision for income taxes by applying an estimate of the annual effective tax rate for the full fiscal year to pre-tax income or loss for the interim reporting period, with adjustments for discrete items. For the three months ended March 31, 2017 we recorded income tax expense of $0.3 million, including $1.5 million of discrete tax expense to record the tax effects of the settlement of share-based payment awards, on a pre-tax loss of $3.5 million, resulting in an effective tax rate of (7.7)%. For the three months ended March 31, 2016, we recorded income tax expense of $59 thousand on pre-tax income of $23 thousand, resulting in an effective tax rate of 255.0%.
Our effective tax rates for the current and prior year quarter-to-date periods were subject to significant variation due to several factors, including variability in our pre-tax income (loss) throughout the year, the mix of jurisdictions to which they relate, changes in tax laws and regulations and the impact of non-deductible expenses and discrete items.
As of March 31, 2017, our forecasted annual effective tax rate estimate for the year ended December 31, 2017 differed from the statutory rate primarily due to non-deductible stock-based compensation charges, non-deductible deferred compensation expenses and state taxes, which are partially offset by the benefit from U.S. federal research and development tax credits. As of March 31, 2016, our forecasted annual effective tax rate estimate for the year ended December 31, 2016 differed from the statutory rate primarily due to non-deductible stock-based compensation charges and state taxes, which are partially offset by the benefit from U.S. federal research and development tax credits.
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

The following tables present information by reportable operating segment for the three month periods ended March 31, 2017 and 2016:
Core Segment

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Net revenues	$51,750	$54,649
Cost of net revenues	4,551	4,568
Gross profit	47,199	50,081
Operating expenses	34,598	37,792
Segment operating income	$12,601	$12,289
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016. Net revenues from the Core segment decreased by $2.9 million, or 5.3%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease was due primarily to a $6.1 million, or 16.1%, decrease in desktop online transaction net revenues. The decrease in our desktop online transaction net revenues was primarily caused by a 16.9% decrease in the total volume of visits to our desktop websites and deterioration in the average commission rate paid to us, which was partially offset by improved monetization driven by an increase in the percentage of visits that resulted in a paid transaction. This decrease was partially offset by a $1.9 million, or 18.2%, increase in our advertising and in-store net revenues and a $1.3 million, or 22.3%, increase in mobile online transaction net revenues. The growth in our advertising and in-store net revenues was primarily due to the efforts of our direct sales force as well as improvements to the usability and functionality enhancements of our in-store product. The growth in our mobile online transaction net revenues was primarily driven by improved monetization resulting from an increase in the percentage of visits that resulted in a paid transaction, in addition to a 7.4% increase in visits to our mobile websites.
Income from operations for the Core segment increased by $0.3 million, or 2.5%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase was due primarily to $3.2 million, or 8.5%, decrease in operating expenses, partially offset by the $2.9 million decrease in net revenues discussed above.
Gift Card Segment

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Net revenues	$17,864	$—
Cost of net revenues	17,346	—
Gross profit	518	—
Operating expenses	2,035	—
Segment operating loss	$(1,517)	$—
We created our Gift Card segment during the second quarter of 2016, concurrent with our April 5, 2016 purchase of GiftcardZen Inc, a secondary marketplace for gift cards. As such, a comparison to prior year comparable periods is not available for the Gift Card segment.
Seasonality and Quarterly Results
Our overall operating results fluctuate from quarter to quarter as a result of a variety of factors, including seasonal factors and economic cycles that influence consumer purchasing of retail products. Historically, we have experienced the highest levels of visitors to our websites and mobile applications and net revenues in the fourth quarter of the year, which coincides with the winter holiday season in the U.S. and Europe. During the fourth quarter of 2016, we generated net revenues of $96.9 million, which represented 34.5% of our net revenues for 2016. Further, net revenues from our advertising and in-store products are more heavily weighted to the fourth quarter of the year. As net revenues from this part of our business grow as a percentage of net revenues of our Core segment, for example to 24.0% from 19.2% of such net revenues for the three months ended March 31, 2017 and 2016, respectively, our seasonality may increase. We do not yet have sufficient operating history with respect to our Gift Card segment to forecast its seasonality.
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
Liquidity and Capital Resources
Since our inception, we have funded our operations and acquisitions primarily through private placements of our preferred stock, the issuance of equity securities through our initial public offering and follow-on public offering, bank borrowings and cash flows from operations. We generated positive cash flows from operations for the three months ended March 31, 2017 and 2016. As of March 31, 2017, we had $224.9 million in cash and cash equivalents, compared to $216.9 million at December 31, 2016. At March 31, 2017, certain of our foreign subsidiaries held approximately $17.6 million of our cash and cash equivalents. If these assets were distributed to the U.S., we might be subject to additional U.S. taxes in certain circumstances, subject to an adjustment for foreign tax credits, and foreign withholding taxes. We have not provided for these taxes because we consider these assets to be permanently reinvested in our foreign subsidiaries. We have no plans or intentions to repatriate cumulative earnings of our foreign subsidiaries through March 31, 2017.
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$16,870	$26,370
Net cash used in investing activities	(3,495)	(2,195)
Net cash used in financing activities	(5,446)	(27,321)
Effect of foreign currency exchange rate on cash	146	286
Change in cash and cash equivalents	8,075	(2,860)
Cash and cash equivalents, beginning of period	216,858	259,769
Cash and cash equivalents, end of period	$224,933	$256,909
Net Cash Provided by Operating Activities
Cash provided by operating activities primarily consists of our net loss adjusted for certain non-cash items and the effect of changes in operating assets and liabilities. Net cash provided by operating activities was $16.9 million and $26.4 million during the three months ended March 31, 2017 and 2016, respectively.
During the three months ended March 31, 2017, cash flows from operating activities were primarily generated through adjustments to our net loss of $3.8 million, including the impact of depreciation and amortization expense of $5.0 million, stock-based compensation expense of $6.2 million, amortization of deferred compensation of $1.2 million, asset impairment expense of $0.9 million, deferred income tax expense of $0.7 million and $5.8 million from changes in cash flows associated with operating assets and liabilities. The changes in cash flows associated with operating assets and liabilities were primarily driven by a decrease in accounts receivable of $19.6 million due to a seasonal decrease in net revenues following the fourth quarter, which was partially offset by other changes in operating assets and liabilities of $13.8 million.
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
Net Cash Used in Investing Activities
Our primary investing activities for the periods presented consisted of a business acquisition and purchases of property and equipment and other assets. Net cash used in investing activities was $3.5 million and $2.2 million during the three months ended March 31, 2017 and 2016, respectively. Our investing activities during these periods were primarily comprised of purchase of computer equipment and software, office furniture and fixtures, leasehold improvements, certain capitalized internally developed software and website development costs and domain names. As we expand our business, we intend to purchase additional technology resources and invest in our operating facilities.
Net Cash Provided by Financing Activities
Our primary financing activities for the periods presented consisted of the repurchase of our Series 1 common stock, repayments of our senior debt and share based payment activity. Net cash used in financing activities was $5.4 million and $27.3 million in the three months ended March 31, 2017 and 2016, respectively.
During the three months ended March 31, 2017, we used $2.5 million to repay a portion of our senior debt, $2.0 million to pay taxes related to net share settlement of equity awards and $0.9 million to repurchase our Series 1 common stock.
During the three months ended March 31, 2016, we used $23.8 million to repurchase our Series 1 common stock, $2.5 million to repay a portion of our senior debt and $1.1 million to pay taxes related to net share settlement of equity awards.
Capital Resources
We believe that our existing cash and cash equivalents and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. As of March 31, 2017, we had $60.0 million in long term debt outstanding, $10.0 million of which is classified as current maturities, and $77.1 million available for borrowing under our revolving credit facility.
In February 2015, our board of directors authorized a two-year share repurchase program. Under the program, we were initially authorized to repurchase shares of Series 1 common stock for an aggregate purchase price not to exceed $100 million. In February 2016, our board of directors authorized an additional $50 million under the repurchase program, bringing the total amount of the program up to $150 million. In February 2017, our board approved an extension of the share repurchase program for another year. The repurchase program is now authorized through February 2018. During the three months ended March 31, 2017, we repurchased 32,465 shares of Series 1 common stock at an aggregate purchase price of $0.3 million. Since the plan's inception, we have repurchased 8,483,476 shares of Series 1 common stock at an aggregate purchase price of $89.9 million.
On April 10, 2017, we entered into the Merger Agreement with HCH, pursuant to which HCH has agreed to acquire all issued and outstanding shares of our Series 1 common stock at a purchase price of $11.60 per share through a tender offer and second step merger process. We have agreed to various customary covenants and agreements including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. In addition, without the consent of HCH, we may not take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including acquiring businesses or incurring capital expenditures above specified thresholds, issuing additional debt facilities and repurchasing outstanding RetailMeNot stock, subject to certain limited exceptions. We do not believe these restrictions will prevent us from meeting our long term debt obligations, ongoing costs of operations or capital expenditure requirements for the next 12 months.
The Merger Agreement contains certain termination rights for RetailMeNot and HCH. Upon termination of the Merger Agreement under specified circumstances, such as RetailMeNot accepting a superior proposal, we may be required to pay HCH a termination fee of $18.0 million. Additionally, if the tender offer process is not consummated due to HCH not having received its committed financing, provided the other conditions to the tender offer are satisfied, HCH may be required to pay us a termination fee of between $25.0 million and $35.0 million, depending upon the date of termination.
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

Contractual Obligations
There were no material changes to our commitments under contractual obligations as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
For the three months ended March 31, 2017, we did not, and we do not currently, have any off-balance sheet arrangements.
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
•revenue recognition;
•stock-based compensation; and
•income taxes
We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. See Note 2 “Summary of Significant Accounting Policies” to the condensed consolidated financial statements included in this Quarterly Report. Of those policies, we believe that the accounting policies enumerated above involve the greatest degree of complexity and exercise of judgment by our management. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for a detailed description of our critical accounting policies that involve significant management judgment.
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
Foreign Currency Exchange Risk
We transact business in various currencies other than the U.S. dollar, principally the British pound sterling and the Euro, which exposes us to foreign currency risk. Net revenues and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of each of our non-U.S. subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. For the three months ended March 31, 2017 and 2016, approximately 14.9% and 22.3%, respectively, of our net revenues were denominated in such foreign currencies.
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

The primary assumption used in these models is a hypothetical 10% weakening or strengthening of the U.S. dollar against all of our currency exposures as of March 31, 2017, assuming instantaneous and parallel shifts in exchange rates. As of March 31, 2017, our working capital surplus (defined as current assets less current liabilities) subject to foreign currency translation risk was $22.8 million. The potential decrease in net current assets from a hypothetical 10.0% adverse change in quoted foreign currency exchange rates would be $2.3 million. This compares to a working capital surplus subject to foreign currency translation risk of $25.4 million as of December 31, 2016, for which a hypothetical 10% adverse change would have resulted in a potential decrease in net current assets of $2.5 million.
Interest Rate Risk
As of March 31, 2017, we had total notes payable of $60.0 million, consisting of variable interest rate debt based on 3-month LIBOR. Our variable interest rate debt is subject to interest rate risk, because our interest payments will fluctuate with movements in the underlying 3-month LIBOR rate. A 100 basis point change in LIBOR rates would result in an increase in our interest expense of $0.6 million for the next 12 months based on current outstanding borrowings.
Our exposure to market risk on our cash and cash equivalents for changes in interest rates is limited because nearly all of our cash and cash equivalents have a short-term maturity and are used primarily for working capital purposes.
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in the three months ended March 31, 2017.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
On April 26, 2017, Louis Scarantino, alleging himself to be a stockholder of the Company, filed a purported stockholder class action complaint against the Company and others in connection with the Merger Agreement and the transactions contemplated thereby.  For additional information regarding the complaint, see Note 11 “Subsequent Events” to the condensed consolidated financial statements included in this Quarterly Report.
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
Risks Related to Our Business
The announcement and pendency of our agreement to be acquired by Harland Clarke Holdings Corp. could have an adverse effect on our business.
On April 10, 2017, we entered into the Merger Agreement with HCH and R Acquisition Sub, Inc., or the Purchaser. In accordance with the Merger Agreement, the Purchaser will acquire all issued and outstanding shares of Series 1 common stock at a purchase price of $11.60 per share pursuant to a tender offer and second step merger process. The Merger Agreement provides that, under the terms and subject to the conditions set forth in the Merger Agreement, the Purchaser will merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of HCH. As a result of the Merger, the Company will become a privately held company.
Uncertainty about the effect of the Merger on our employees, paid merchants and consumers may have an adverse effect on our business and operations that may be material to us. Our employees may experience uncertainty about their roles following the merger. There can be no assurance we will be able to attract and retain key talent, including senior management, to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business and operations. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the Merger, which could materially adversely affect our business and operations.
Our paid merchants and consumers may experience uncertainty associated with the Merger, including with respect to concerns about possible changes to our marketplace, digital offers or policies, and current or future business relationships with us. Uncertainty may cause consumers to refrain from using our marketplace, and paid merchants may seek to change existing business relationships with us, which could result in an adverse effect on our business, operations and financial position in a way that may be material to us.
The failure to complete the merger with Harland Clarke Holdings could adversely affect our business.
Completion of the Merger with HCH is subject to several conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including the tender of a majority of the issued and outstanding shares of our Series 1 common stock by our stockholders, the expiration or termination of applicable waiting periods under antitrust and competition laws, and other regulatory reviews and waiting periods. If the Merger or a similar transaction is not completed, the share price of our common stock will likely drop because the current market price of our common stock reflects, at least in part, an assumption that the Merger will be completed at the announced offer price of $11.60 per share. In addition, under circumstances specified in the Merger Agreement, we may be required to pay a termination fee of $18.0 million in the event the Merger is not consummated. Further, a failure to complete the Merger may result in negative publicity and a negative impression of us in the investment community.

Any disruption to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our paid merchants and consumers, could continue or accelerate in the event of a failure to complete the Merger. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.
Litigation in connection with the Merger Agreement may be costly, prevent consummation of the Merger, divert management’s attention and otherwise materially harm our business.
Regardless of the outcome of any current or future litigation related to the Merger Agreement and the transactions it contemplates, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger Agreement and the transactions it contemplates may materially adversely affect our business, financial condition and/or operating results. Furthermore, if the Merger is not consummated as a result of litigation, the trading price of our Series 1 common stock will likely drop because the current market price of our Series 1 common stock reflects, at least in part, an assumption that the Merger will be completed at the announced offer price of $11.60 per share. If the Merger is not consummated, for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could negatively impact the trading price of our Series 1 common stock, impair our ability to recruit or retain employees, damage our relationships with merchants, or otherwise materially harm our operations and financial performance.
The Merger Agreement imposes restrictions on the operation of our business prior to closing, which could adversely affect our business.
Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business, including the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures, until the merger becomes effective or the Merger Agreement is terminated. These restrictions may prevent us from taking actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise harm our business and operations.
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
Web usage and the consumption of digital content are increasingly shifting to mobile platforms, typically smartphones and mobile watches. In the three months ended March 31, 2017 and in fiscal 2016, visits to our mobile websites represented approximately 49% and 46%, respectively, of the total visits to our websites, and we expect the percentage of these visits to continue to grow. Industry-wide solutions to monetize digital offer content effectively on these platforms are at an early stage of development. Further, the rate at which we monetize digital offer content on our mobile websites and applications is significantly lower than the corresponding rate on our desktop websites.
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
We have expanded our overall business and product offerings, consumer traffic, paid merchants, employee headcount and operations in recent periods. We increased our total number of full-time employees from 164 as of December 31, 2011 to 548 as of March 31, 2017. We have also established or acquired operations in other countries. In 2011, we acquired the business of VoucherCodes.co.uk, which is based in the U.K. In 2012, we acquired Bons-de-Reduction.com and Poulpeo.com, which are based in France, and relaunched Deals.com in Germany. In July 2013, we acquired Ma-Reduc.com, which is based in France. In October 2015, we decided to no longer support the Bons-de-Reduction.com brand. We redirected traffic from Bons-de-Reduction.com to Poulpeo.com. In most of these instances, we previously had no presence in these countries. We have integrated new types of digital offers on our platforms, including digital rebates and discounted gift cards in fiscal 2015. In certain instances, we are the merchant of record for sale of gift cards, which is an evolution of the role we have traditionally played with our users. On April 5, 2016, we acquired GiftcardZen Inc, a secondary marketplace for gift cards, and are working to integrate GiftcardZen Inc’s technology into our existing platform. In December 2016, we elected to cease supporting our websites in five EU countries. For various reasons, including those listed above, our business is becoming increasingly complex, especially in light of the increase in content types and our platforms, the closure of certain of our platforms, as well as the number of acquisitions we have integrated, are in the process of integrating and may in the future integrate. Our limited operating history, our reliance on multiple websites, mobile applications and brands and our expansion have placed, and will continue to place, a significant strain on our managerial, operational, product development, sales and marketing, administrative, financial and other resources.
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
Additionally, the announcement of the Merger, and expected cessation of public trading in our Series 1 common stock upon consummation of the Merger, may make it difficult for us to recruit or retain talented employees. Further, a failure to complete the Merger may result in negative publicity and a negative impression of us in the investment or technology communities, which could impair our ability to recruit or retain the talented employees we need to operate our business.
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
As of March 31, 2017, we operate our business using third-party data center hosting facilities located in California, Oregon, Virginia, the U.K., France, Ireland and the Netherlands. All of our data gathering and analytics are conducted on, and the content we deliver is processed through, servers in these facilities. We also rely on bandwidth providers, Internet service providers and mobile networks to deliver content. Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our service.
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
Additionally, the EU has traditionally imposed more strict obligations under data privacy laws and regulations. Individual EU member countries have had discretion with respect to their interpretation and implementation of EU data privacy laws, resulting in variation of privacy standards from country to country. Legislation and regulation in the EU and some EU member states requires companies to obtain specific types of notice and consent from consumers before using cookies or other tracking technologies. To comply with these requirements, the use of cookies or other similar technologies may require the user's affirmative, opt-in consent. In October 2015, the European Court of Justice, or ECJ, ruled that the "safe harbor" framework for the transfer of certain personal information from the EU to the U.S. was invalid. The transfer of personal information from the EU to the U.S. may still take place under the Model Clauses approved by the European Commission and, following the ECJ's safe harbor decision, we put in place the Model Clauses. On July 12, 2016, the European Commission announced that it had adopted a regime to replace the safe harbor framework named the "Privacy Shield." It is currently unclear whether the Privacy Shield will be, for us, a more appropriate regime for the transfer of certain personal information from the EU to the U.S. so we continue to use the Model Clauses and monitor developments on the Privacy Shield. However, the Model Clauses may be subject to the same challenge as the safe harbor and ruled invalid in due course. If we are then required to implement the Privacy Shield, there is a risk that it may impose additional obligations in respect of the transfer of personal information from the EU to the U.S. that could force us to change our business practices or incur additional costs. Additionally, the existing data protection legal framework in the EU will be superseded by the General Data Protection Regulation, or GDPR, that will result in a greater compliance burden with respect to our operations in Europe. The GDPR package was formally adopted by both the European Parliament and the Council in April 2016 and will enter in force on May 25, 2018. Compliance with the GDPR could increase our operating costs, subject us to significant penalties for non-compliance and make it more difficult to obtain consent from consumers for our email newsletter, resulting in less consumer traffic and net revenues, our business and operating results could suffer and profitability could be adversely affected. In addition, the ECJ has found that there is a "right to be forgotten," which means that the user has a right to request his or her personal information be deleted. In deciding this case, the ECJ purported to extend jurisdictional reach over foreign Internet activities. As a result of this decision, significant new restraints may be imposed on the retention of personal data throughout the EU, which could impact the operation and growth of our business in the EU.
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
Effective trade secret, patent, copyright, trademark and domain name protection is expensive to obtain, develop and maintain, both in terms of initial and ongoing registration or prosecution requirements and expenses and the costs of defending our rights. We are seeking to protect our patentable technology, trademarks and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming. We have seven patents issued, three patent applications that have been allowed and 101 pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of additional patents or whether the examination process will require us to narrow our claims or we may otherwise be unable to obtain patent protection for the technology covered in our pending patent applications. Our patents, trademarks and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Moreover, any issued patents may not provide us with a competitive advantage and, as with any technology, competitors may be able to develop similar or superior technologies to our own, now or in the future.
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
Our net revenues from operations outside the U.S. comprised 20.1% and 20.6% of our Core operating segment net revenues in the three months ended March 31, 2017 and in fiscal year 2016, respectively. We operate international websites marketing to residents of Canada, France and the U.K. We currently have operations in the U.K. and France. We intend to maintain or expand our existing operations in or to these countries and may establish a presence in additional countries to grow our international sales. Operating in foreign countries requires significant resources and management attention, and we have limited experience entering new geographic markets. In addition, the varying commercial and Internet infrastructure in other countries may make it difficult for us to replicate our business model. In many countries, we compete with local companies that have more experience in their respective markets than we do, and we may not benefit from first-to-market advantages. To achieve widespread acceptance in new countries and markets, we must continue to tailor our solutions and business model to the unique circumstances of such countries and markets, which can be difficult and costly. Failure to adapt practices and models effectively to each country into which we expand could slow our international growth. We cannot assure you that our international efforts will be successful. International sales and operations may be subject to risks such as:

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
As of March 31, 2017, we have an aggregate of 87,926,984 shares of Series 1 common stock authorized but unissued and not reserved for issuance under our stock option plans or otherwise. We may issue all of these shares without any action or approval by our stockholders, subject to certain limitations of the NASDAQ Global Select Market. We may require additional capital from equity or debt financing in the future in order to take advantage of strategic opportunities, or to support our existing business. We may not be able to secure timely additional financing on favorable terms, or at all. Further, a failure to complete the Merger on its announced terms may result in negative publicity and a negative impression of us in the investment community, which could impair our ability to raise additional capital on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility, including our ability to issue or repurchase equity, develop new or enhanced existing products, complete acquisitions or otherwise take advantage of business opportunities. If we raise additional funds or finance acquisitions through further issuances of equity, convertible debt securities or other securities convertible into equity, you and our other stockholders could suffer significant dilution in your percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our Series 1 common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.
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
We believe that a critical component of our success has been our corporate culture, which we believe fosters innovation, encourages teamwork, cultivates creativity and promotes focus on execution. We have invested and continue to invest substantial time, energy and resources in building a highly collaborative team that works together effectively in an environment designed to promote openness, honesty, mutual respect and the pursuit of common goals. As we continue to develop the infrastructure of a public company, we may find it difficult to maintain these valuable aspects of our corporate culture and to attract competent personnel who are willing to embrace our culture. Additionally, the announcement of the Merger and the subsequent anticipated integration with HCH may result in negative publicity or a changed impression of us and our culture, which could impair our ability to recruit or retain the talented employees we need to operate our business. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain personnel, encourage innovation and teamwork and effectively focus on and pursue our corporate objectives.
We are subject to currency exchange risk in connection with our international business operations and are exposed to interest rate risk.
Cash inflows and outflows in our international operations are typically denominated in currencies other than the U.S. dollar, which is our functional currency for financial reporting purposes. For the three months ended March 31, 2017 and for fiscal year 2016, approximately 20.1% and 20.6%, respectively, of our Core operating segment net revenues were denominated in such foreign currencies. In addition, certain intercompany indebtedness between us and a foreign subsidiary is Euro denominated. Our reliance on and exposure to foreign currencies subjects our financial results to fluctuations in currency exchange rates and changes in the proportion of our net revenues and expenses attributable to each of our foreign locations. For example, we recognized a foreign exchange gain of $0.1 million and a foreign exchange gain of $0.3 million in the three months ended March 31, 2017 and in fiscal year 2016, respectively. In addition, we expect our exposure to fluctuations in foreign exchange rates to increase as we expand our business in existing and new international markets and when the exchange rates strengthen or weaken against the U.S. dollar. We began entering into hedging arrangements related to certain exposures to foreign currency risk in December 2014, and we expect to continue to enter into hedging arrangements in the future in order to manage our exposure to foreign currency fluctuations, but such activity may not completely eliminate fluctuations in our operating results. Foreign currency exchange rate fluctuations have adversely impacted our profitability and may continue to do so in the future.
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
As a result of our acquisitions, a significant portion of our total assets consists of goodwill and intangible assets. Combined, goodwill and intangible assets, net of accumulated amortization, accounted for approximately 42.6% and 42.3% of the total assets on our consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively. We may not realize the full value of our intangible assets and goodwill. We are required under GAAP to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. The events and circumstances we consider include the business climate, legal factors, operating performance indicators and competition. In 2016, we recorded a charge against earnings of $0.8 million for impairment of our amortizable intangible assets and in the future we may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This could adversely impact our results of operations.
Risks Related to Ownership of Our Common Stock
Our stock price is highly volatile.
The trading price of our common stock has been, and is likely to continue to be, highly volatile. Since shares of our common stock were sold in our initial public offering in July 2013 at a price of $21.00 per share, the reported high and low sales prices of our Series 1 common stock has ranged from $5.52 to $48.73 per share through March 31, 2017. The trading price of our stock has been and is likely to continue to be subject to wide fluctuations in response to various factors, including the risk factors described in this section and elsewhere in this Quarterly Report on Form 10-Q, and other factors beyond our control. Factors affecting the trading price of our common stock include:

•	our entry into the Merger Agreement with HCH and Purchaser, and market reactions to that agreement and the proposed transactions thereunder;

•	variations in our actual or projected operating results or the operating results of similar companies;

•	periodic changes to search engine algorithms that lead to actual or perceived decreases in traffic to our websites;

•	announcements of technological innovations, new services or service enhancements and strategic alliances or agreements by us or by our competitors;

•	marketing and advertising initiatives by us or our competitors;

•	the gain or loss of paid merchant relationships;

•	threatened or actual litigation;

•	major changes in our management;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that follow our Series 1 common stock;

•	market conditions in our industry, the industries of our customers and the economy as a whole;

•	the overall performance of the equity markets;

•
sales of shares of our Series 1 common stock in the open market, or tender of shares of our Series 1 common stock in connection with the transactions contemplated by the Merger Agreement between us, HCH and Purchaser, by existing stockholders, including our directors and executive officers and their affiliates;

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
As of April 21, 2017 we had 48,358,395 shares of common stock outstanding. Shares beneficially owned by our affiliates and employees are subject to volume and other restrictions under Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, various vesting agreements, our insider trading policy and any applicable 10b5-1 trading plan.
In addition, we have registered 18,873,761 shares of Series 1 common stock that we have issued and may issue under our equity plans, 5,099,992 shares of which were issued and outstanding as of March 31, 2017. These shares can be freely sold in the public market upon issuance, subject in some cases to volume and other restrictions under Rules 144 and 701 under the Securities Act, and various vesting agreements. In addition, some of our employees, including some of our named executive officers, have entered into 10b5-1 trading plans regarding sales of shares of our Series 1 common stock. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
As of April 21, 2017, holders of approximately 15.1% of our common stock were entitled to rights with respect to the registration of these shares under the Securities Act. If we register their shares of common stock, these stockholders could sell those shares in the public market without being subject to the volume and other restrictions of Rule 144 and Rule 701.
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
In February 2015, our board of directors authorized a share repurchase program. Under the program, we were initially authorized to repurchase shares of Series 1 common stock for an aggregate purchase price not to exceed $100 million. In February 2016, our board of directors authorized an additional $50 million under the repurchase program, bringing the total amount of the program up to $150 million. In February 2017 our board of directors authorized a one year extension of the repurchase program, which is now authorized through February 2018. During the three months ended March 31, 2017, we repurchased 32,465 shares of Series 1 common stock at an aggregate purchase price of $0.3 million. Up to $60.1 million of the $150 million authorization remains available as of March 31, 2017.
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
Our Series 1 common stock repurchase activity during the three months ended March 31, 2017 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands, except average price per share)
January 1 – 31, 2017	32	$9.19	32	$60,120
February 1 – 28, 2017	—	$—	—	60,120
March 1 – 31, 2017	—	$—	—	60,120
Total	32	$9.19	32	$60,120

(1)
On February 5, 2015, our board of directors authorized a program to repurchase up to $100 million worth of our Series 1 common stock. The repurchase program was publicly announced on February 10, 2015. In February 2016, our board of directors authorized the repurchase of an additional $50 million worth of shares of our Series 1 common stock, increasing the total authorized amount under our share repurchase program implemented in February 2015 to $150 million. In February 2017 our board of directors authorized a one year extension of the repurchase program, which is now authorized through February 2018. As of March 31, 2017, $89.9 million of the $150 million has been utilized. Our share repurchase program does not obligate us to acquire any specific number of shares. Under the program, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

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

RETAILMENOT, INC.

Date:	May 2, 2017	By:	/s/ G. Cotter Cunningham
		Name:	G. Cotter Cunningham
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 2, 2017	By:	/s/ J. Scott Di Valerio
		Name:	J. Scott Di Valerio
		Title:	Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Nos.	Description

2.1*
Agreement and Plan of Merger dated April 10, 2017, by and among the Registrant, Harland Clarke Holdings Corp., and R Acquisition Sub, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2017).

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

10.1*
Independent Contractor Agreement between the Registrant and Michael Magaro (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 6, 2017).

10.2*	RetailMeNot, Inc. 2017 Bonus Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2017).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule, 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Incorporated herein by reference to the indicated filing.

**	Furnished herewith.